Form 10-Q
period 2017-03-31
WELLCARE HEALTH PLANS, INC.
filed 2017-05-04
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (do not check if a smaller reporting company) Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the
Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 1, 2017, there were 44,492,613 shares of the registrant's common stock, par value $.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In millions, except per share and share data)

	For the Three Months Ended March 31,
	2017	2016
Revenues:
Premium	$3,947.0	$3,536.0
Investment and other income	7.2	4.5
Total revenues	3,954.2	3,540.5

Expenses:
Medical benefits	3,478.6	3,061.9
Selling, general and administrative	302.4	268.9
ACA industry fee	—	57.0
Medicaid premium taxes	29.9	27.2
Depreciation and amortization	23.9	20.8
Interest	16.2	15.8
Total expenses	3,851.0	3,451.6
Income before income taxes	103.2	88.9
Income tax expense	35.9	51.1
Net income	67.3	37.8

Other comprehensive income, before tax:
Change in net unrealized gains and losses on available-for-sale securities	0.1	—
Income tax expense related to other comprehensive income	—	—
Other comprehensive income, net of tax	0.1	—
Comprehensive income	$67.4	$37.8

Earnings per common share:
Basic	$1.52	$0.86
Diluted	$1.50	$0.85

Weighted average common shares outstanding:
Basic	44,365,987	44,165,200
Diluted	44,826,663	44,493,755

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions, except share data)

	March 31, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$5,610.4	$3,961.4
Short-term investments	394.8	124.2
Premiums receivable, net	627.8	498.6
Pharmacy rebates receivable, net	272.4	278.0
Receivables from government partners	73.7	—
Funds receivable for the benefit of members	24.7	32.6
Prepaid expenses and other current assets, net	264.7	224.8
Total current assets	7,268.5	5,119.6

Property, equipment and capitalized software, net	273.9	274.5
Goodwill	377.5	392.5
Other intangible assets, net	94.9	74.1
Long-term investments	135.3	57.3
Restricted investments	192.1	234.3
Other assets	0.4	0.5
Total Assets	$8,342.6	$6,152.8

Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$1,787.6	$1,690.5
Unearned premiums	432.9	3.3
Accounts payable and accrued expenses	468.8	668.5
Current portion of long-term debt, net	900.0	—
Funds payable for the benefit of members	1,058.8	390.3
Other payables to government partners	364.9	303.2
Total current liabilities	5,013.0	3,055.8

Deferred income tax liability, net	47.2	63.4
Long-term debt, net	1,180.1	997.6
Other liabilities	38.6	35.9
Total Liabilities	6,278.9	4,152.7

Commitments and contingencies (see Note 12)

Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 44,490,740 and 44,293,881 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively)	0.4	0.4
Paid-in capital	543.1	546.9
Retained earnings	1,521.1	1,453.8
Accumulated other comprehensive loss	(0.9)	(1.0)
Total Stockholders' Equity	2,063.7	2,000.1
Total Liabilities and Stockholders' Equity	$8,342.6	$6,152.8
See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited) (In millions, except share data)

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2017	44,293,881	0.4	546.9	1,453.8	(1.0)	2,000.1
Common stock issued for vested stock-based compensation awards	289,607	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(92,748)	—	(13.4)	—	—	(13.4)
Stock-based compensation expense, net of forfeitures	—	—	9.6	—	—	9.6
Comprehensive income	—	—	—	67.3	0.1	67.4
Balance at March 31, 2017	44,490,740	$0.4	$543.1	$1,521.1	$(0.9)	$2,063.7

Balance at January 1, 2016	44,113,328	$0.4	$518.4	$1,211.7	$(2.2)	$1,728.3
Common stock issued for vested stock-based compensation awards	199,925	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(61,771)	—	(5.5)	—	—	(5.5)
Stock-based compensation expense, net of forfeitures	—	—	6.5	—	—	6.5
Comprehensive income	—	—	—	37.8	—	37.8
Balance at March 31, 2016	44,251,482	$0.4	$519.4	$1,249.5	$(2.2)	$1,767.1

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$67.3	$37.8
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	23.9	20.8
Stock-based compensation expense	9.6	6.5
Deferred taxes, net	(25.8)	15.4
Other, net	4.3	5.1
Changes in operating accounts, net of effects from acquisitions:
Premiums receivable, net	(120.8)	(146.1)
Pharmacy rebates receivable, net	5.6	(144.4)
Medical benefits payable	97.7	9.7
Unearned premiums	431.8	(17.0)
Other payables to government partners	(12.0)	21.1
Accrued liabilities and other, net	(87.1)	79.7
Net cash provided by (used in) operating activities	394.5	(111.4)

Cash flows from investing activities:
Purchases of investments	(436.9)	(20.5)
Proceeds from sales and maturities of investments	97.2	45.7
Additions to property, equipment and capitalized software, net	(23.8)	(16.8)
Net cash (used in) provided by investing activities	(363.5)	8.4

Cash flows from financing activities:
Proceeds from issuance of debt, net of financing costs paid	1,182.2	196.9
Payments on debt	(100.0)	(300.0)
Repurchase and retirement of shares to satisfy employee tax withholding requirements	(13.4)	(5.5)
Funds received for the benefit of members, net	567.4	196.1
Other, net	(18.2)	0.1
Net cash provided by financing activities	1,618.0	87.6

Increase (decrease) in cash and cash equivalents	1,649.0	(15.4)
Balance at beginning of period	3,961.4	2,407.0
Balance at end of period	$5,610.4	$2,391.6

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes, net of refunds	$63.9	$1.5
Cash paid for interest	$1.3	$1.6
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Non-cash additions to property, equipment, and capitalized software	$3.3	$7.5
See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (In millions, except member, per share and share data)

1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

WellCare Health Plans, Inc. (the "Company," "we," "us," or "our"), focuses exclusively on government-sponsored managed care services, primarily through Medicaid, Medicare Advantage ("MA") and Medicare Prescription Drug Plans ("PDPs") to families, children, seniors and individuals with complex medical needs. As of March 31, 2017, we served approximately 4.1 million members. During the three months ended March 31, 2017, we operated Medicaid health plans in Arizona, Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, Nebraska, New Jersey, New York and South Carolina. We began serving Medicaid and Medicare members in Arizona, effective December 31, 2016, in connection with the acquisition of Care1st Health Plan Arizona, Inc. and One Care by Care1st Health Plan of Arizona, Inc. (together, "Care1st Arizona"). Effective January 1, 2017, we began serving Medicaid members statewide in Nebraska.

As of March 31, 2017, we also operated MA coordinated care plans ("CCPs") in Arizona, Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Mississippi, New Jersey, New York, South Carolina, Tennessee and Texas, as well as stand-alone Medicare PDPs nation-wide.

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated balance sheets and statements of comprehensive income, changes in stockholders' equity, and cash flows include the accounts of the Company and all of its majority-owned subsidiaries. We eliminated all intercompany accounts and transactions.

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). Accordingly, certain financial information and footnote disclosures normally included in financial statements prepared in accordance with GAAP, but that are not required for interim reporting purposes, have been condensed or omitted. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the fiscal year ended December 31, 2016, included in our Annual Report on Form 10-K ("2016 Form 10-K"), which was filed with the U.S. Securities and Exchange Commission ("SEC") in February 2017. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period.

In the opinion of management, the interim financial statements reflect all normal recurring adjustments that we consider necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. In accordance with GAAP, we make certain estimates and assumptions that affect the amounts reported in the condensed consolidated interim financial statements and accompanying notes. We base these estimates, including assumptions as to the annualized tax rate, on our knowledge of current events and anticipated future events and evaluate and update our assumptions and estimates on an ongoing basis; however, actual results may differ from our estimates. We evaluated all material events subsequent to the date of these condensed consolidated interim financial statements. Certain reclassifications were made to 2016 financial information to conform to the 2017 presentation.

Significant Accounting Policies

Medicare Part D Settlements

We receive certain Part D prospective subsidy payments from the Centers for Medicare & Medicaid Services ("CMS") for our MA and PDP members as a fixed monthly per member amount, based on the estimated costs of providing prescription drug benefits over the plan year, as reflected in our bids. A discussion of the subsidy components under Part D is included in Note 2- Significant Accounting Policies to the Consolidated Financial Statements included in our 2016 Form 10-K. CMS will fully reimburse these subsidies as part of its annual settlement process that occurs in the fourth quarter of the subsequent year and, accordingly, there is no insurance risk to us. Therefore, amounts received for these subsidies are not considered premium revenue, and are reported, net of the subsidy benefits paid, as Funds receivable (payable) for the benefit of members in the condensed consolidated balance sheets. As of March 31, 2017, our condensed consolidated balance sheet includes a CMS Part D payable for the 2017 plan year, which is primarily comprised of a $338.8 million advance receipt of April 2017 CMS Medicare subsidy payments in March 2017. Our condensed consolidated balance sheet as of March 31, 2017 also includes a

CMS Part D payable for the 2016 plan year. Both the 2017 and 2016 payables are reflected within current liabilities in Funds payable for the benefit of members. As of December 31, 2016, our condensed consolidated balance sheet included a CMS Part D payable primarily related to the 2016 plan year, as well as a net receivable relating to plan years prior to 2016.

ACA Industry Fee

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the "ACA"), imposed certain new taxes and fees, including an annual premium-based health insurance industry assessment (the "ACA industry fee") on health insurers, which began in 2014. In December 2015, President Obama signed the Consolidated Appropriations Act, 2016 which, among other provisions, included a one-year moratorium on the ACA industry fee for 2017, and, as a result, eliminated the associated Medicaid ACA industry fee reimbursements from our state government partners. Accordingly, we did not incur ACA industry fee expense for the three months ended March 31, 2017, compared with $57.0 million incurred for the three months ended March 31, 2016. Additionally, we did not recognize any Medicaid ACA industry fee reimbursement revenue for the three months ended March 31, 2017, compared with $58.1 million recognized for the three months ended March 31, 2016.

Refer to Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements included in our 2016 Form 10-K for a complete discussion of all of our significant accounting policies.

Recently Adopted Accounting Standards

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". This update eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. As a result, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units' fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We adopted this guidance prospectively on January 1, 2017. The adoption of this guidance did not have a material effect on our consolidated results of operations, financial condition or cash flows.

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810).” This update changes how a reporting entity evaluates consolidation, including whether an entity is considered a variable interest entity, determination of the primary beneficiary and how related parties are considered in the analysis. We adopted this guidance effective January 1, 2017. The adoption of this guidance did not have a material effect on our consolidated results of operations, financial condition or cash flows.

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

Accounting Standards Pending Adoption

In April 2017, the FASB issued ASU No. 2017-08, "Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities". This update shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Currently, entities generally amortize the premium as a yield adjustment over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount. This guidance is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We are currently assessing the effect this guidance will have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this update provide guidance to assist entities with evaluating when a group of transferred assets and activities (collectively referred to as a "set") is a business.  This new guidance provides for a "screen", which requires a determination that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen's threshold is not met, a set cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output, eliminating the evaluation of whether a market participant could replace missing elements. This guidance is effective for public entities for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. We are currently assessing the effect this guidance will have on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 will supersede existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g., an insurance entity’s insurance contracts). The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies can adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date", which deferred the effective dates of ASU 2014-09 by one year. As such, the standard becomes effective for annual and interim reporting periods beginning after December 15, 2017. Given that substantially all of our revenues are derived from insurance contracts accounted for in accordance with ASC 944, Financial Services-Insurance, which are specifically excluded from the scope of ASU 2014-09, we do not anticipate this guidance will have a material effect on our consolidated results of operations, financial condition or cash flows.

2. ACQUISITIONS

Care1st Arizona Acquisition

On December 31, 2016, we completed the acquisition of Care1st Arizona, from Care1st Health Plan, an affiliate of Blue Shield of California. The purchase price was approximately $163.8 million, inclusive of statutory capital and subject to certain adjustments. We included the results of Care1st Arizona's operations from the date of acquisition in our consolidated financial statements.

The preliminary allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date included total tangible assets of $169.9 million, primarily comprised of cash and cash equivalents, and total liabilities of $117.8 million.

In addition, we recorded $24.0 million for the preliminary valuation of identified intangible assets, including acquired membership, provider networks and the Care1st tradename. We valued the acquired membership and tradename intangible assets using an income approach (discounted future cash flow analysis) based on our consideration of historical financial results and expected industry and market trends. We discounted the future cash flows by a weighted-average cost of capital based on an analysis of the cost of capital for comparable companies within our industry. We valued the acquired provider network using a cost approach, which utilizes cost assumptions applicable at the valuation date to determine the cost of constructing a similar asset. We amortize the intangible assets on a straight-line basis over the period we expect these assets to contribute directly or indirectly to our future cash flows. The weighted average amortization period for these intangible assets is 11.2 years.

We recorded $87.7 million for the preliminary valuation of goodwill, assigned to our Medicaid segment, for the excess of the purchase price over the estimated fair value of the net assets acquired. The recorded goodwill and other intangible assets related to the Care1st Arizona acquisition are not deductible for tax purposes.

Any necessary adjustments from our preliminary estimates of the allocation will be finalized within one year from the date of acquisition. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date.

Universal American Corp. and Phoenix Health Plan Acquisitions

On April 28, 2017, we acquired all of the issued and outstanding shares of Universal American Corp. ("Universal American"), a publicly traded managed care organization that serves Medicare beneficiaries in Texas, New York and Maine. Additionally, on May 1, 2017, we acquired Medicaid membership and certain provider contracts from Phoenix Health Plan ("PHP"), a wholly owned managed care subsidiary of Tenet Healthcare. Refer to Note 13 - Subsequent Events in this 2017 Form 10-Q for additional information on both the Universal American and PHP transactions.

3. SEGMENT REPORTING

On a regular basis, we evaluate discrete financial information and assess the performance of our three reportable segments, Medicaid Health Plans, Medicare Health Plans and Medicare PDPs, to determine the most appropriate use and allocation of Company resources.

We allocate premium revenue, medical benefits expense, the ACA industry fee incurred in 2016 and goodwill to our reportable segments. We do not allocate to our reportable segments any other assets and liabilities, investment and other income, selling, general and administrative expenses, depreciation and amortization, or interest expense. The Company's decision makers primarily use premium revenue, medical benefits expense and gross margin to evaluate the performance of our reportable segments.

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

	For the Three Months Ended March 31,
	2017	2016
Kentucky	16%	18%
Florida	16%	17%
Georgia	10%	12%

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

A summary of financial information for our reportable segments through the gross margin level and reconciliation to income before income taxes is presented in the table below.

	For the Three Months Ended March 31,
	2017	2016
	(in millions)
Premium revenue:
Medicaid Health Plans	$2,584.2	$2,311.7
Medicare Health Plans	1,094.7	974.1
Medicare PDPs	268.1	250.2
Total premium revenue	3,947.0	3,536.0
Medical benefits expense:
Medicaid Health Plans	2,310.6	2,001.9
Medicare Health Plans	908.2	824.2
Medicare PDPs	259.8	235.8
Total medical benefits expense	3,478.6	3,061.9
ACA industry fee expense:
Medicaid Health Plans	—	36.6
Medicare Health Plans	—	16.2
Medicare PDPs	—	4.2
Total ACA industry fee expense	—	57.0
Gross margin
Medicaid Health Plans	273.6	273.2
Medicare Health Plans	186.5	133.7
Medicare PDPs	8.3	10.2
Total gross margin	468.4	417.1
Investment and other income	7.2	4.5
Other expenses(1)	(372.4)	(332.7)
Income before income taxes	$103.2	$88.9

(1)	Other expenses include selling, general and administrative expenses, Medicaid Premium taxes, depreciation and amortization and interest.

4. EARNINGS PER COMMON SHARE

We compute basic earnings per common share on the basis of the weighted-average number of unrestricted common shares outstanding. We compute diluted earnings per common share on the basis of the weighted-average number of unrestricted common shares outstanding plus the dilutive effect of our stock-based compensation awards using the treasury stock method.

The calculation of the weighted-average common shares outstanding — diluted is as follows:

	For the Three Months Ended March 31,
	2017	2016

Weighted-average common shares outstanding — basic	44,365,987	44,165,200
Dilutive effect of outstanding stock-based compensation awards	460,676	328,555
Weighted-average common shares outstanding — diluted	44,826,663	44,493,755
Anti-dilutive stock-based compensation awards excluded from computation	4,192	57,400

5. INVESTMENTS

The Company considers all of its investments as available-for-sale securities. Excluding Restricted Investments, the amortized cost, gross unrealized gains or losses and estimated fair value of short-term and long-term investments by security type are summarized in the following tables.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2017
Auction rate securities	$13.8	$—	$(1.4)	$12.4
Corporate debt and other securities	217.2	0.1	(0.2)	217.1
Money market funds	52.8	—	—	52.8
Municipal securities	88.5	0.3	(0.1)	88.7
Short-term time deposits	150.0	—	—	150.0
Other securities	9.1	—	—	9.1
	$531.4	$0.4	$(1.7)	$530.1
December 31, 2016
Auction rate securities	$13.8	$—	$(1.4)	$12.4
Corporate debt and other securities	70.5	—	—	70.5
Money market funds	52.8	—	—	52.8
Municipal securities	39.9	0.1	(0.1)	39.9
Other securities	6.0	—	(0.1)	5.9
	$183.0	$0.1	$(1.6)	$181.5

Realized gains and losses on sales and redemptions of investments were not material for the three months ended March 31, 2017 or 2016.

Contractual maturities of available-for-sale securities at March 31, 2017 are as follows:

	Total	Within 1 Year	1 Through 5 Years	5 Through 10 Years	Thereafter
Auction rate securities	$12.4	$—	$—	$—	$12.4
Corporate debt and other securities	217.1	150.3	66.8	—	—
Money market funds	52.8	52.8	—	—	—
Municipal securities	88.7	35.6	38.7	14.4
Short-term time deposits	150.0	150.0	—	—	—
Other securities	9.1	6.1	3.0	—	—
	$530.1	$394.8	$108.5	$14.4	$12.4

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2017
Cash	$3.9	$—	$—	$3.9
Money market funds	57.6	—	—	57.6
U.S. government securities and other	130.8	—	(0.2)	130.6
	$192.3	$—	$(0.2)	$192.1
December 31, 2016
Cash	$92.1	$—	$—	$92.1
Money market funds	67.8	—	—	67.8
U.S. government securities and other	74.5	—	(0.1)	74.4
	$234.4	$—	$(0.1)	$234.3

Realized gains and losses on restricted investments were not material for the three months ended March 31, 2017 and 2016.

7. STOCK-BASED COMPENSATION

Our Compensation Committee awards certain equity-based compensation under our stock plans, including restricted stock units ("RSUs"), performance stock units ("PSUs") and market stock units ("MSUs"). Compensation expense related to our stock-based compensation awards was $9.6 million and $6.5 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there was $70.7 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.3 years. The unrecognized compensation cost for certain of our PSUs, which are subject to variable accounting, was determined based on our closing common stock price of $140.21 as of March 31, 2017 and amounted to approximately $20.6 million of the total unrecognized compensation cost. Due to the nature of the accounting for these awards, future compensation cost will fluctuate based on changes in our common stock price.

A summary of RSU, PSU and MSU award activity, at target, for the three months ended March 31, 2017, is presented in the table below. For our PSUs and MSUs, shares attained over target upon vesting are reflected as awards granted during the period, while shares canceled due to vesting below target are reflected as awards forfeited during the period.

	RSUs	PSUs	MSUs	Total
Outstanding as of January 1, 2017	275,926	471,852	85,910	833,688
Granted	120,739	225,036	36,009	381,784
Vested	(97,327)	(117,809)	(74,471)	(289,607)
Forfeited	(670)	(1,708)	(106)	(2,484)
Outstanding as of March 31, 2017	298,668	577,371	47,342	923,381

The weighted-average grant-date fair value of all equity awards granted during the three months ended March 31, 2017 was $142.75.

Refer to Note 2 - Summary of Significant Accounting Policies and Note 15 - Stock-based Compensation to the Consolidated Financial Statements included in our 2016 Form 10-K for additional information regarding our equity-compensation awards and related compensation cost measurement.

8. DEBT

The following table summarizes our outstanding debt obligations and their classification in the accompanying Condensed Consolidated Balance Sheets (in millions):

	March 31, 2017	December 31, 2016
Current portion of long-term debt, net:
5.75% Senior Notes(1)	$909.0	$—
Debt issuance costs	(9.0)	—
Total current portion of long-term debt, net	$900.0	$—

Long-term debt, net:
5.25% Senior Notes	$1,200.0	$—
5.75% Senior Notes(1)	—	909.6
Revolving Credit Facility	—	100.0
Debt issuance costs	(19.9)	(12.0)
Total long-term debt, net	$1,180.1	$997.6
Total debt	$2,080.1	$997.6

(1)	Inclusive of $9.0 million and $9.6 million of unamortized debt premium at March 31, 2017 and December 31, 2016, respectively.

5.25% Senior Notes due 2025
On March 22, 2017, we completed the offering and sale of 5.25% senior notes due 2025 in the aggregate principal amount of $1,200.0 million (the “2025 Notes”). The aggregate net proceeds from the issuance of the 2025 Notes were $1,182.2 million, with a portion of the net proceeds from the offering being used to repay the $100.0 million outstanding under our credit agreement dated January 8, 2016 (the "Credit Agreement", discussed further below) and to redeem the full $900.0 million aggregate principal amount of our 5.75% Senior Notes due 2020 (the "2020 Notes") on April 7, 2017, which is discussed further below. The remaining net proceeds from the offering of the 2025 Notes will be used for general corporate purposes, including organic growth and working capital.
The 2025 Notes will mature on April 1, 2025, and will bear interest at a rate of 5.25% per annum, payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 2017.
The 2025 Notes were issued under an indenture, dated as of March 22, 2017 (the "Base Indenture"), as supplemented by the First Supplemental Indenture, dated as of March 22, 2017 (the "First Supplemental Indenture" and, together with the Base Indenture, the "Indenture"), each between the Company and The Bank of New York Mellon Trust Company, N.A. (“BNY Mellon”), as trustee. The indenture under which the notes were issued contains covenants that, among other things, limit our ability and the ability of our subsidiaries under certain circumstances to:

•	incur additional indebtedness and issue preferred stock;

•	pay dividends or make other distributions;

•	make other restricted payments and investments;

•	sell assets, including capital stock of restricted subsidiaries;

•	create certain liens;

•	incur restrictions on the ability of restricted subsidiaries to pay dividends or make other payments, and in the case of our subsidiaries, guarantee indebtedness;

•	engage in transactions with affiliates; and

•	create unrestricted subsidiaries.

In addition, the indenture requires that for the company to merge, consolidate or sell all or substantially all of its assets, (i) either the company must be the surviving entity, or the surviving entity or purchaser must be a U.S. entity; (ii) the surviving entity or purchaser must assume all the obligations of the company under the notes and the indenture; (iii) no default or event of default (as defined under the indenture) exits and (iv) the surviving entity, after giving pro forma effect to the transaction, (x) may incur at least $1.00 of additional indebtedness pursuant to the fixed charge coverage ratio or (y) have a fixed charge coverage ratio that is no worse than the fixed charge coverage ratio of the company without giving pro forma effect to the transactions.

Ranking and Optional Redemption
The 2025 Notes are senior obligations of our company and rank equally in right of payment with all of our other existing and future unsecured and unsubordinated indebtedness. In addition, the 2025 Notes will be structurally subordinated to all indebtedness and other liabilities of our subsidiaries (unless our subsidiaries become guarantors of the 2025 Notes).
At any time prior to April 1, 2020, we may, on any one or more occasions redeem up to 40% of the aggregate principal amount of 2025 Notes at a redemption price equal to 105.250% of the principal amount of the 2025 Notes redeemed, plus accrued and unpaid interest, if any, with the net cash proceeds of an equity offering by the Company; provided that:
(1) at least 60% of the aggregate principal amount of 2025 Notes issued under the Indenture (including any additional Senior Notes, but excluding Senior Notes held by the Company or its subsidiaries) remains outstanding immediately after the occurrence of such redemption; and
(2) the redemption occurs within 90 days of the date of the closing of such equity offering.
At any time prior to April 1, 2020, we may on any one or more occasions redeem all or a part of the 2025 Notes, at a redemption price equal to 100% of the principal amount of the 2025 Notes redeemed, plus the Applicable Premium, as defined in the Indenture.
Except pursuant to the preceding two paragraphs, the 2025 Notes will not be redeemable at our option prior to April 1, 2020.
On or after April 1, 2020, we may on any one or more occasions redeem all or a part of the 2025 Notes, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if any, on the 2025 Notes redeemed, to, but not including, the applicable date of redemption, if redeemed during the twelve-month period beginning on November 15 of the years indicated below, subject to the rights of holders of 2025 Notes on the relevant record date to receive interest due on the relevant interest payment date:

Period	Redemption Price
2020	103.938%
2021	102.625%
2022	101.313%
2023 and thereafter	100.000%

The 2025 Notes are classified as long-term debt in our Condensed Consolidated Balance Sheet at March 31, 2017 based on their April 2025 maturity date.

5.75% Senior Notes due 2020

In November 2013, we issued $600.0 million in aggregate principal amount of our 2020 Notes. In June 2015, we issued an additional $300.0 million of 2020 Notes, pursuant to a reopening of such notes. As of March 31, 2017, our outstanding 2020 Notes totaled $909.0 million, including $9.0 million of unamortized debt premium. Refer to Note 10 - Debt to the Consolidated Financial Statements included in our 2016 Form 10-K for additional information regarding these 2020 Notes.

On April 7, 2017, we redeemed the full $900.0 million in aggregate principal amount outstanding of our 2020 Notes. Refer to Note 13 - Subsequent Events to the Condensed Consolidated Financial Statements in this 2017 Form 10-Q for additional information on the redemption of our 2020 Notes.

The 2020 Notes are classified as current in our Condensed Consolidated Balance Sheet as of March 31, 2017, as settlement was reasonably expected within 12 months following the balance sheet date.

Credit Agreement

In January 2016, we entered into the Credit Agreement, which provides for a senior unsecured revolving loan facility (the "Revolving Credit Facility"), which had an initial aggregate principal amount at any time outstanding not to exceed $850.0 million. On March 22, 2017, we increased the aggregate principal amount available under our Credit Agreement from $850.0 million to $1.0 billion.

In March 2017, we repaid the $100.0 million outstanding under our Revolving Credit Facility, and as a result, there were no borrowings outstanding under the Revolving Credit Facility as of March 31, 2017. Refer to Note 10 - Debt to the Consolidated Financial Statements included in our 2016 Form 10-K for additional information regarding the Credit Agreement, including applicable covenants.

As of March 31, 2017, we were in compliance with all covenants under the 2025 Notes, the 2020 Notes and the Credit Agreement. As of the date of this filing, we remain in compliance with all covenants under both the 2025 Notes and the Credit Agreement.

9. FAIR VALUE MEASUREMENTS

Our condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, investments, receivables, accounts payable, medical benefits payable, long-term debt, including our current portion of long-term debt, and other liabilities. We consider the carrying amounts of cash and cash equivalents, receivables, other current assets and current liabilities to approximate their fair value due to the short period of time between the origination of these instruments and the expected realization or payment. Certain assets and liabilities are measured at fair value on a recurring basis and are disclosed below. These assets and liabilities are classified into one of three levels of a hierarchy defined by GAAP. For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see the consolidated financial statements and notes thereto included in our 2016 Form 10-K.

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis at March 31, 2017 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset backed securities	$23.6	$—	$23.6	$—
Auction rate securities	12.4	—	—	12.4
Corporate debt securities	193.5	—	193.5	—
Money market funds	52.8	52.8	—	—
Municipal securities	88.7	—	88.7	—
Short-term time deposits	150.0	—	150.0	—
Other securities	9.1	9.1	—	—
Total investments	$530.1	$61.9	$455.8	$12.4
Restricted investments:
Cash	3.9	3.9	—	—
Money market funds	57.6	57.6	—	—
U.S. government securities and other	130.6	130.4	0.2	—
Total restricted investments	$192.1	$191.9	$0.2	$—

Assets and liabilities measured at fair value on a recurring basis at December 31, 2016 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset backed securities	$3.3	$—	$3.3	$—
Auction rate securities	12.4	—	—	12.4
Corporate debt securities	67.2	—	67.2	—
Money market funds	52.8	52.8	—	—
Municipal securities	39.9	—	39.9	—
Other securities	5.9	5.9	—	—
Total investments	$181.5	$58.7	$110.4	$12.4
Restricted investments:
Cash	$92.1	$92.1	$—	$—
Money market funds	67.8	67.8	—	—
U.S. government securities and other	74.4	74.2	0.2	—
Total restricted investments	$234.3	$234.1	$0.2	$—

The following table presents the carrying value and fair value of our long-term debt (including our current portion of long-term debt) outstanding as of March 31, 2017 and December 31, 2016:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term debt - March 31, 2017	$2,080.1	$2,163.3	$—	$—
Long-term debt - December 31, 2016	997.6	927.0	96.2	—

The fair values of our 2025 and 2020 Notes were determined based on quoted market prices; therefore, would be classified within Level 1 of the fair value hierarchy. The fair value of obligations outstanding under our Revolving Credit Facility, as of December 31, 2016, was determined based on a discounted cash flow analysis, utilizing current rates estimated to be available to us for debt of similar terms and remaining maturities; therefore, would be classified within Level 2 of the fair value hierarchy. There were no borrowings outstanding under our Revolving Credit Facility as of March 31, 2017.

The following table presents the changes in the fair value of our Level 3 auction rate securities for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$12.4	$31.7
Realized gains (losses) in earnings	—	—
Unrealized gains (losses) in other comprehensive income	—	(0.5)
Purchases, sales and redemptions	—	—
Net transfers in or (out) of Level 3	—	—
Balance at end of period	$12.4	$31.2

10. MEDICAL BENEFITS PAYABLE

A reconciliation of the beginning and ending balances of medical benefits payable, by segment, is as follows:

	Medicaid Health Plans		Medicare Health Plans		Medicare PDPs		Consolidated
	For the three months ended March 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Beginning balance	$1,135.8	$1,040.2	$510.0	$473.9	$44.7	$21.9	$1,690.5	$1,536.0
Acquisitions	—	—	—	—	—	—	—	—
Medical benefits incurred related to:
Current year	2,420.3	2,120.4	958.8	849.0	293.3	247.0	3,672.4	3,216.4
Prior years	(109.7)	(118.5)	(50.6)	(24.8)	(33.5)	(11.2)	(193.8)	(154.5)
Total	2,310.6	2,001.9	908.2	824.2	259.8	235.8	3,478.6	3,061.9
Medical benefits paid related to:
Current year	(1,632.3)	(1,428.2)	(612.3)	(537.1)	(248.7)	(239.9)	(2,493.3)	(2,205.2)
Prior years	(612.5)	(570.9)	(265.8)	(269.5)	(9.9)	(6.6)	(888.2)	(847.0)
Total	(2,244.8)	(1,999.1)	(878.1)	(806.6)	(258.6)	(246.5)	(3,381.5)	(3,052.2)
Ending balance	$1,201.6	$1,043.0	$540.1	$491.5	$45.9	$11.2	$1,787.6	$1,545.7

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

Our consolidated medical benefits payable recorded developed favorably by approximately $193.8 million and $154.5 million for the three months ended March 31, 2017 and 2016, respectively. The release of the provision for moderately adverse conditions included in our prior year estimates was substantially offset by the provision for moderately adverse conditions established for claims incurred in the current year. Accordingly, the favorable development in our estimate of medical benefits payable related to claims incurred in prior years does not directly correspond to a decrease in medical benefits expense recognized during the current or prior period.

Excluding the prior year development related to the release of the provision for moderately adverse conditions, our estimates of consolidated medical benefits payable recorded developed favorably by approximately $107.5 million and $65.1 million in the three months ended March 31, 2017 and 2016, respectively. Such amounts are net of the development relating to refunds due to government customers with minimum loss ratio provisions.

11. INCOME TAXES

Our effective income tax rate was 34.8% for the three months ended March 31, 2017, compared with 57.5% for the three months ended March 31, 2016. The decline in our effective rate was driven by the one-year moratorium on the non-deductible ACA industry fee for 2017 and higher excess tax benefits resulting from the settlement of stock-compensation awards in 2017.

In September 2014, the IRS issued final regulations on the ACA's $0.5 million limit on the deduction for compensation for health insurance providers under Internal Revenue Code ("IRC") section 162(m)(6). We believe there is support that the deduction limitations do not apply to the Company and we have reflected deductions totaling $6.9 million, gross before the effect of taxes, for such compensation during the three months ended March 31, 2017. However, we are not able to conclude at this time that our tax position is more-likely-than-not to be sustained upon IRS review for certain periods. Therefore, we recognized cumulative liabilities for unrecognized tax benefits amounting to $24.8 million and $22.2 million at March 31, 2017 and December 31, 2016, respectively.

12. COMMITMENTS AND CONTINGENCIES

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

Pursuant to our obligations, we have advanced, and will continue to advance, legal fees and related expenses to three former officers and two additional associates who were criminally indicted in connection with the government investigations of the Company that commenced in 2007 related to federal criminal health care fraud charges including conspiracy to defraud the United States, false statements relating to health care matters, and health care fraud in connection with their defense of criminal charges. In June 2013, the jury in the criminal trial reached guilty verdicts on multiple charges for the four individuals that were tried in 2013. In May 2014, the individuals were sentenced and our request for restitution was denied. All four individuals filed notices of appeal and the government filed notices of cross appeal on three of the four individuals, which the government has subsequently voluntarily dismissed. The appellate court affirmed the convictions in August 2016. Mr. Farha filed a petition for a writ of certiorari to the United States Supreme Court in January 2017. In April 2017, the United States Supreme Court declined to hear the appeal by Mr. Farha. The fifth individual is scheduled to be tried in September 2017.

We have also previously advanced legal fees and related expenses to these five individuals regarding: disputes in Delaware Chancery Court related to whether we were legally obligated to advance fees or indemnify certain of these individuals; the class actions titled Eastwood Enterprises, L.L.C. v. Farha, et al. and Hutton v. WellCare Health Plans, Inc. et al. filed in federal court; six stockholder derivative actions filed in federal and state courts between October 2007 and January 2008; an investigation by the United States Securities & Exchange Commission (the "Commission"); and an action by the Commission filed in January 2012 against three of the five individuals, Messrs. Farha, Behrens and Bereday. We settled the class actions in May 2011. In 2010, we settled the stockholder derivative actions and we were realigned as the plaintiff to pursue our claims against Messrs. Farha, Behrens and Bereday. We and Mr. Farha filed stipulations of dismissal in the derivative actions, as to Messrs. Farha and Behrens only, pursuant to the settlement agreements described below, and Mr. Farha has been dismissed from the federal court derivative action.

These actions are currently stayed with respect to Mr. Bereday. In April 2017, the Commission and Mr. Farha entered into a consent judgment to pay $12.5 million to the Commission and $7.5 million to us. In April 2017, the Commission and Mr. Behrens also entered into a consent judgment to pay $4.5 million to the Commission and $1.5 million to us.
In addition, we have advanced a portion of the legal fees and related expenses to Mr. Farha in connection with lawsuits he filed in Delaware and Florida state court to have certain restrictions lifted on WellCare stock purportedly awarded to him during his employment with us. The Delaware matter was dismissed by the court. We and Mr. Farha have filed a stipulation of dismissal in the Florida matter pursuant to the settlement agreement described below.

In September 2016, we entered into a settlement agreement with Mr. Farha pursuant to which he paid us $7.5 million, as referenced in the April 2017 consent judgment, and we agreed to lift certain restrictions on WellCare stock purportedly awarded to him during his employment with us, and we agreed that we would not seek to recover additional legal fees previously advanced related to these matters, and that our obligation to continue advancing fees would be limited to no more than an additional $7.5 million.

We also have advanced a portion of the legal fees and related expenses to Mr. Behrens in connection with his lawsuit in Delaware state court to have certain restrictions lifted on WellCare stock purportedly awarded to him during his employment with WellCare, which the court dismissed. In October 2016, we also entered into a settlement agreement with Mr. Behrens pursuant to which he paid us $1.5 million, as referenced in the April 2017 consent judgment, and we agreed to lift certain restrictions on WellCare stock purportedly awarded to him during his employment with WellCare, and we agreed that we would not seek to recover additional legal fees previously advanced in connection with these matters, and that our obligation to continue advancing fees would be limited to no more than an additional $1.5 million.

In connection with these matters, we have advanced to the five individuals cumulative legal fees and related expenses of approximately $232.3 million from the inception of the investigations through March 31, 2017. We incurred $2.5 million and $5.4 million of these fees and related expenses during the three months ended March 31, 2017 and 2016, respectively. These fees are not inclusive of the amounts recovered from Mr. Farha and Mr. Behrens discussed above. We expense these costs as incurred and classify the costs as selling, general and administrative expense incurred in connection with the investigations and related matters.

We expect the continuing cost of our obligations to Mr. Bereday, with whom we have not entered into a settlement agreement in connection with his defense and related litigation, to be significant and to continue for a number of years. We have exhausted our insurance policies related to reimbursement of our advancement of fees related to these matters. We are unable to estimate the total amount of these costs or a range of possible loss. Accordingly, we continue to expense these costs as incurred. Even if it is eventually determined that we are entitled to reimbursement of the advanced expenses from the three individuals with whom we have not entered into settlement agreements, it is possible that we may not be able to recover all or any portion of our damages or advances. Our indemnification obligations and requirements to advance legal fees and expenses may continue to have a material adverse effect on our financial condition, results of operations and cash flows.

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

13. SUBSEQUENT EVENTS

Redemption of 5.75% Senior Notes due 2020

On April 7, 2017, we redeemed the full $900.0 million in aggregate principal amount outstanding of our 2020 Notes at a redemption price of 102.875% of the principal amount, plus accrued and unpaid interest. Our obligations under the related base indenture and supplemental indenture, each dated as of November 14, 2013, by and among us and BNY Mellon as trustee, were satisfied and discharged on April 7, 2017. In connection with the redemption and repurchase of the 2020 Notes, we incurred a one-time loss on extinguishment of debt of approximately $25.9 million related to the redemption premium, the write-off of associated deferred financing costs and the write-off of the unamortized portion of associated premiums paid on the 2020 Notes. The loss on extinguishment of debt will be reflected in our condensed consolidated statement of comprehensive income for the three and six months ended June 30, 2017.

Universal American Acquisition

On April 28, 2017, we acquired all of the issued and outstanding shares of Universal American. With approximately 119,000 MA members in Texas, New York and Maine, Universal American is now a wholly owned subsidiary of the Company. The transaction is valued at approximately $800 million, including the purchase price of $10.00 per share of Universal American's common stock and the assumption of Universal American's convertible debt, including the associated conversion premium. This transaction strengthens our business by increasing our MA membership by a third, deepening our presence in two key markets, Texas and New York, and diversifying our business portfolio. The transaction was funded with available cash on hand. Due to the timing of the acquisition, the initial accounting for the transaction was not complete at the date of this filing and, as a result, certain disclosures required under ASC 805, Business Combinations, cannot be made at this time. These disclosures include, among others, the amount of acquisition-related costs, the amounts of major classes of assets and liabilities acquired, the valuation of intangible assets acquired, the amount of goodwill recognized, if any, including qualitative discussion of the factors that make up that goodwill, the total amount of goodwill deductible for tax purposes, and the amount of goodwill reportable by segment.

Phoenix Health Plan Assets Acquisition

On May 1, 2017, we completed our previously announced acquisition of certain assets, including Arizona Medicaid membership and certain provider contracts, from PHP. The transaction included the transfer of approximately 44,000 Medicaid members to Care1st Arizona Health Plan, Inc., a wholly owned subsidiary of the Company. The transaction was funded with available cash on hand.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Form 10-Q for the quarterly period ended March 31, 2017 ("2017 Form 10-Q"), which are not historical fact may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Such statements, which may address, among other things, our financial outlook, the timing of the launch of new programs, pending new Medicaid contracts, the appropriation and payment to us by state governments of Medicaid premiums receivable, statements regarding pending acquisitions, such as members to be acquired, the transaction’s financial impact, and the timing and satisfaction of closing conditions, rate changes, market acceptance of our products and services, our ability to finance growth opportunities, our ability to respond to changes in laws and government regulations, including any repeal, replacement or modification of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA"), implementation of our growth strategies, projected capital expenditures, liquidity and the availability of additional funding sources may be found in this Item of this 2017 Form 10-Q and elsewhere in this report generally. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "targets," "predicts," "potential," "continues" or the negative of such terms or other comparable terminology. You are cautioned that forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. Please refer to the Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 ("2016 Form 10-K"). These forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, as they are based on management's expectations and beliefs about future events and circumstances. Given the risks and uncertainties inherent in forward-looking statements, any of our forward-looking statements could be incorrect and investors are cautioned not to place undue reliance on any of our forward-looking statements. Subsequent events and developments may cause actual results to differ, perhaps materially, from our forward-looking statements. We undertake no duty and expressly disclaim any obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Our actual results may differ materially from those indicated by forward-looking statements as a result of various important factors including the expiration, cancellation, delay, suspension or amendment of our state and federal contracts. In addition, our results of operations and estimates of future earnings depend, in large part, on accurately estimating and effectively managing health benefits and other operating expenses. A variety of factors may affect our premium revenue, medical expenses, profitability, cash flows, and liquidity, including the outcome of any protests and litigation related to Medicaid awards, competition, changes in health care practices, changes in the demographics of our members, higher than expected utilization of health care services by our members, changes in federal or state laws and regulations or their interpretations, inflation, provider contract changes, changes in or suspensions or terminations of our contracts with government agencies, new technologies, such as new, expensive medications, potential reductions in Medicaid and Medicare revenue, the appropriation and payment to us by state governments of Medicaid premiums receivable, our ability to negotiate actuarially sound rates, especially in new programs with limited experience, government-imposed surcharges, taxes or assessments, changes to how provider payments are made by governmental payors, the ability of state customers to launch new programs on their announced timelines, or at all, the timing of the approval by the Centers for Medicare & Medicaid Services ("CMS") of Medicaid contracts, or changes to the contracts or rates required to obtain CMS approval, major epidemics, disasters and numerous other factors affecting the delivery and cost of health care, such as major health care providers' inability to maintain their operations and our ability to implement healthcare value-added programs and our ability to control our medical costs and other operating expenses, including through our vendors. Governmental action or inaction could result in premium revenues not increasing to offset any increase in medical costs, the ACA industry fee or other operating expenses. Once set, premiums are generally fixed for one-year periods and, accordingly, costs that exceed our estimates or our regulators' actuarial pricing assumptions during such periods generally may not be able to be recovered through higher premiums or rate adjustments. Furthermore, if we are unable to estimate accurately incurred but not reported medical costs in the current period, our future profitability may be adversely affected. Due to these factors and risks, we cannot provide any assurance regarding our future premium levels or our ability to control our future medical costs.

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

OVERVIEW

Introduction

WellCare Health Plans, Inc. (the "Company," "we," "us," or "our"), focuses exclusively on government-sponsored managed care services, primarily through Medicaid, Medicare Advantage ("MA") and Medicare Prescription Drug Plans ("PDPs") to families, children, seniors and individuals with complex medical needs. As of March 31, 2017, we served approximately 4.1 million members. During the three months ended March 31, 2017, we operated Medicaid health plans in Arizona, Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, Nebraska, New Jersey, New York and South Carolina. We began serving Medicaid and Medicare members in Arizona effective December 31, 2016 in connection with the acquisition of Care1st Health Plan Arizona, Inc. and One Care by Care1st Health Plan of Arizona, Inc. (together, "Care1st Arizona"). Effective January 1, 2017, we began serving Medicaid members statewide in Nebraska.

As of March 31, 2017, we also operated MA coordinated care plans ("CCPs") in Arizona, Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Mississippi, New Jersey, New York, South Carolina, Tennessee and Texas, as well as stand-alone Medicare prescription drug plans ("PDP") nation-wide.

Summary of Consolidated Financial Results

Summarized below are the key highlights for the three months ended March 31, 2017. For additional information, refer to "Results of Operations" below, which discusses both consolidated and segment results.

▪
Membership at March 31, 2017 increased by 348,000, or 9.3%, compared with March 31, 2016, mainly driven by an increase in Medicaid Health Plans membership due to our new Nebraska Medicaid plan effective January 1, 2017, as well as membership acquired from Care1st Arizona, in December 2016, and Advicare Corp. ("Advicare") in South Carolina, in June 2016. Additionally, our Medicare Health Plans and PDP membership increased year-over-year attributable to our 2017 bid positioning.

▪
Premiums increased 11.6% for the three months ended March 31, 2017, compared with the same period in 2016, reflecting membership growth in our Medicaid Health Plans segment due to the previously noted new Nebraska market and 2016 acquisitions, rate increases in certain of our Medicaid markets, and membership growth in our Medicare Health Plans segment primarily due to our 2017 bid positioning. These increases were partially offset by the effect of the ACA industry fee moratorium for 2017 (discussed in Key Development and Accomplishments below), which resulted in the elimination of any associated Medicaid ACA industry fee reimbursements from our state government partners.

▪
Net Income for the three months ended March 31, 2017 increased $29.5 million, compared with the same period in 2016 driven by continued improvement in operational execution as discussed further in the "Results of Operations".

Key Developments and Accomplishments

Presented below are key developments and accomplishments relating to progress on our business strategy that have affected, or are expected to affect, our results:

•
On April 28, 2017, we acquired all of the issued and outstanding shares of Universal American Corp. ("Universal American"). With approximately 119,000 MA members in Texas, New York and Maine, Universal American is now a wholly owned subsidiary of the Company. The transaction is valued at approximately $800 million, including the purchase price of $10.00 per share of Universal American's common stock and the assumption of debt and the make-whole premium payable on conversion of Universal American’s convertible debt. The transaction was funded with available cash on hand.

•
On May 1, 2017, we completed our previously announced acquisition of certain assets, including Arizona Medicaid membership and certain provider contracts, of Phoenix Health Plan (“PHP”). The transaction included the transfer of approximately 44,000 Medicaid members to Care1st Arizona Health Plan, Inc., a wholly owned subsidiary of the Company. The transaction was funded with available cash on hand.

•
Effective May 1, 2017, we began services under a new contract with the State of Missouri, which expanded the state's MO HealthNet Managed Care (Medicaid) program statewide into all four regions of the state. We will continue to serve Temporary Assistance for Needy Families ("TANF") and Children's Health Insurance Program ("CHIP") beneficiaries through this program. As of March 31, 2017, we served approximately 123,000 Medicaid members in Missouri.

•
On March 22, 2017, we completed the offering and sale of our 5.25% senior notes due 2025 in the aggregate principal amount of $1,200.0 million (the “2025 Notes”) and increased the amount available under our credit agreement dated January 8, 2016 (the "Credit Agreement") from $850.0 million to $1.0 billion. The aggregate net proceeds from the issuance of the 2025 Notes were $1,182.2 million, with a portion of the net proceeds from the offering being used to repay the $100.0 million outstanding under the Credit Agreement and to redeem the full $900.0 million in aggregate principal amount outstanding of our 5.75% senior notes due 2020 (the "2020 Notes") on April 7, 2017, at a redemption price of 102.875% of the outstanding principal amount. The remaining net proceeds from the offering of the 2025 Notes will be used for general corporate purposes, including organic growth and working capital.

•
On January 1, 2017, we began serving Medicaid beneficiaries under Nebraska's Medicaid Managed Care program, Heritage Health. Our Nebraska contract has an initial five-year term and two additional one-year renewal options at the discretion of the Nebraska Department of Administrative Services. As of March 31, 2017, we served approximately 77,000 Medicaid members in Nebraska.

•
Effective January 1, 2017, the Consolidated Appropriations Act, 2016 provided for a one-year moratorium on the ACA industry fee, and, as a result, eliminated the associated Medicaid ACA industry fee reimbursements from our state government partners. Accordingly, we did not incur ACA industry fee expense for the three months ended March 31, 2017, compared with $57.0 million incurred for the three months ended March 31, 2016. Additionally, we did not receive any Medicaid ACA industry fee reimbursement revenue during the three months ended March 31, 2017, compared with $58.1 million recognized for the three months ended March 31, 2016.

Political and Regulatory Developments

In April 2017, the CMS final call letter revised the proposed 2018 MA and Part D rates. We estimate the 2018 rates, as compared with 2017, will decrease slightly, excluding Medicare coding trends and the return of the ACA industry fee.

RESULTS OF OPERATIONS

Consolidated Financial Results

The following tables set forth condensed consolidated statements of operations data, as well as other key data used in our results of operations discussion for the three months ended March 31, 2017 compared with the same period in 2016.

	For the Three Months Ended March 31,		Percentage
	2017	2016	Change
Revenues:	(Dollars in millions)
Premium	$3,947.0	$3,536.0	11.6%
Investment and other income	7.2	4.5	60.0%
Total revenues	3,954.2	3,540.5	11.7%

Expenses:
Medical benefits	3,478.6	3,061.9	13.6%
Selling, general and administrative	302.4	268.9	12.5%
ACA industry fee	—	57.0	(100.0)%
Medicaid premium taxes	29.9	27.2	9.9%
Depreciation and amortization	23.9	20.8	14.9%
Interest	16.2	15.8	2.5%
Total expenses	3,851.0	3,451.6	11.6%
Income before income taxes	103.2	88.9	16.1%
Income tax expense	35.9	51.1	(29.7)%
Net income	$67.3	$37.8	78.0%
Effective tax rate	34.8%	57.5%	(22.7)%

Membership

In the following tables, we have summarized membership for our business segments in each state that exceeded 5% of our total membership, as well as all other states in the aggregate, as of March 31, 2017 and 2016, respectively.

	March 31, 2017
State	Medicaid Health Plans(1)	Medicare Health Plans(1)	Medicare PDPs	Total Membership	Percentage of Total
Florida	776,000	99,000	30,000	905,000	22.2%
Georgia	579,000	44,000	20,000	643,000	15.8%
Kentucky	446,000	9,000	22,000	477,000	11.7%
New York	141,000	44,000	58,000	243,000	6.0%
Illinois	156,000	17,000	32,000	205,000	5.0%
Other states	525,000	143,000	937,000	1,605,000	39.3%
Total	2,623,000	356,000	1,099,000	4,078,000	100.0%

	March 31, 2016
State	Medicaid Health Plans(1)	Medicare Health Plans(1)	Medicare PDPs	Total Membership	Percentage of Total
Florida	772,000	92,000	31,000	895,000	24.0%
Georgia	583,000	37,000	24,000	644,000	17.3%
Kentucky	439,000	8,000	21,000	468,000	12.5%
New York	125,000	41,000	55,000	221,000	5.9%
Illinois	164,000	15,000	29,000	208,000	5.6%
Other states	296,000	133,000	865,000	1,294,000	34.7%
Total	2,379,000	326,000	1,025,000	3,730,000	100.0%

(1) Medicaid Health Plans and Medicare Health Plans membership includes members who are dually-eligible and participate in both our Medicaid and Medicare programs. These members comprised 47,000 and 43,000 of our Medicaid and Medicare membership as of March 31, 2017 and 2016, respectively.

As of March 31, 2017, membership increased approximately 348,000 members, or 9.3%, compared with March 31, 2016. Membership discussion by segment follows:

•
Medicaid Health Plans. Membership increased by 244,000 or 10.3% year-over-year, to 2.6 million members as of March 31, 2017. The increase was primarily due to our new Nebraska Medicaid market effective January 1, 2017, as well as membership acquired from Care1st Arizona and Advicare in 2016.

•
Medicare Health Plans. Membership as of March 31, 2017 increased by 30,000 year-over-year, or 9.2%, to 356,000 members. The increase primarily reflects our 2017 bid positioning, partially offset by planned service area reductions for the 2017 plan year.

•	Medicare PDPs. Membership as of March 31, 2017 increased 74,000 year-over-year, or 7.2%, to 1.1 million members. The increase was primarily the result of our 2017 bid strategy.

Premium Revenue

Premium revenue increased by approximately $411.0 million, or 11.6%, for the three months ended March 31, 2017, compared with the same period in 2016, reflecting membership growth in our Medicaid Health Plans segment due to the previously noted new Nebraska market and 2016 acquisitions, rate increases in certain of our Medicaid markets, and membership growth in our Medicare Health Plans and Medicare PDP segments primarily due to our 2017 bid positioning. These increases were partially offset by the effect of the ACA industry fee moratorium for 2017, which resulted in the elimination of any associated Medicaid ACA industry fee reimbursements from our state government partners as discussed in "Key Developments and Accomplishments".

Medical Benefits Expense

Medical benefits expense increased by approximately $416.7 million for the three months ended March 31, 2017, compared with the same period in 2016, primarily driven by the previously noted membership growth in our Medicaid Health Plans and Medicare Health Plans segments, partially offset by the favorable result of continued performance in clinical and pharmacy execution, primarily within our Medicare Health Plans segment.

Selling, General and Administrative ("SG&A") Expense

SG&A expense, under generally accepted accounting principles in the United States of America ("GAAP"), includes aggregate costs related to previously disclosed government investigations and related litigation and resolution costs ("Investigation costs"). Refer to Note 12 within the Condensed Consolidated Financial Statements included in this 2017 Form 10-Q for additional discussion of these Investigation costs. For the three months ended March 31, 2017, SG&A expense included certain costs associated with our acquisition of Universal American ("Transaction and integration costs"). For the three months ended March 31, 2016, SG&A expense also included certain activities relating to the divestiture of Sterling Life Insurance Company ("Sterling divestiture costs"), transitory costs related to our decision to change our pharmacy benefit manager ("PBM") as of January 1, 2016 ("PBM transitory costs"), and certain non-recurring Iowa-related SG&A expenses relating to readiness costs, certain wind-down costs of WellCare's Iowa operations and certain legal costs ("Iowa SG&A costs"). Although the excluded items may recur, we believe that by providing non-GAAP measurements exclusive of these items, we facilitate period-over-period comparisons and provide additional clarity about events and trends affecting our core operating performance, as well as providing comparability to competitor results. The Investigation costs are related to a discrete incident, which we do not expect to re-occur. The other specific costs mentioned above are related to specific 2016 and 2017 events, which do not reflect the underlying ongoing performance of our business. The non-GAAP financial measures should be considered in addition to, but not as a substitute for, or superior to, financial measures prepared in accordance with GAAP. Below is a reconciliation of these non-GAAP measures with the most directly comparable financial measure calculated in accordance with GAAP.

The reconciliation of SG&A expense, including and excluding such costs, is as follows:

	For the Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
SG&A expense (GAAP)	$302.4	$268.9
Adjustments:
Investigation costs	(3.1)	(6.5)
Transaction and integration costs	(1.1)	—
Sterling divestiture costs	—	0.3
PBM transitory costs	—	(4.9)
Iowa SG&A costs	—	(5.2)
Adjusted SG&A expense (non-GAAP)	$298.2	$252.6
SG&A ratio (GAAP) (1)	7.7%	7.6%
Adjusted SG&A ratio (non-GAAP) (2)	7.6%	7.3%

(1) SG&A expense, as a percentage of total premium revenue.
(2) Adjusted SG&A expense, as a percentage of total premium revenue, excluding Medicaid premium taxes reimbursement and Medicaid ACA industry fee reimbursements.

Our SG&A expense and Adjusted SG&A expense, for the three months ended March 31, 2017, increased approximately $33.5 million and $45.6 million, respectively, compared with the same period in 2016, primarily driven by staffing and infrastructure to support our growth, including, the effect of the 2016 acquisitions and our new Nebraska Medicaid market. The increase was partially offset by continued improvements in operational efficiency.

Our SG&A ratio (GAAP), for the three months ended March 31, 2017, was consistent compared with the same period in 2016. Our Adjusted SG&A ratio, for the three months ended March 31, 2017, increased 30 basis points compared with the same period in 2016, reflecting investments in staffing and infrastructure to support future growth.

Income Tax Expense

Our effective income tax rate for the three months ended March 31, 2017 was 34.8%, compared with 57.5% for the same period in 2016. The decline in our effective rate was driven by the one-year moratorium on the non-deductible ACA industry fee for 2017, and higher excess tax benefits resulting from the settlement of stock-compensation awards in 2017.

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

Segment Financial Performance Measures

Our primary measurements of profitability for our reportable operating segments are premium revenue, gross margin and medical benefits ratio ("MBR"). Gross margin is defined as premium revenue less medical benefits expense and the ACA industry fee expense. MBR measures the ratio of medical benefits expense to premium revenue. Our Adjusted MBR (non-GAAP) measures the ratio of medical benefits expense to premium revenue, excluding Medicaid premium taxes reimbursement and Medicaid ACA industry fee reimbursement.

We use gross margin and MBR to monitor our management of medical benefits and medical benefits expense. These metrics are utilized to make various business decisions, including which health care plans to offer, which geographic areas to enter or exit and which health care providers to include in our networks.

For further information regarding premium revenues and medical benefits expense, please refer to "Premium Revenue Recognition and Premiums Receivable," and "Medical Benefits Expense and Medical Benefits Payable" in Part II – Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates in our 2016 Form 10-K.

Reconciling Segment Results

The following table reconciles our reportable segment results to income before income taxes, as reported in accordance with GAAP.

	For the Three Months Ended March 31,		Percentage
	2017	2016	Change
	(Dollars in millions)
Gross Margin
Medicaid Health Plans	$273.6	$273.2	0.1%
Medicare Health Plans	186.5	133.7	39.5%
Medicare PDPs	8.3	10.2	(18.6)%
Total gross margin	468.4	417.1	12.3%
Investment and other income	7.2	4.5	60.0%
Other expenses (1)	(372.4)	(332.7)	11.9%
Income before income taxes	$103.2	$88.9	16.1%

(1)	Other expenses include SG&A expenses, Medicaid premium taxes, depreciation and amortization, and interest.

Medicaid Health Plans

Our Medicaid Health Plans segment includes plans for beneficiaries of TANF, Supplemental Security Income ("SSI"), Aged Blind and Disabled ("ABD") and other state-based programs that are not part of the Medicaid program, such as CHIP and the Managed Long-Term Care ("MLTC") program, including long-term services and supports.

Medicaid Health Plans Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicaid Health Plans segment for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,		Percentage
	2017	2016	Change
	(Dollars in millions)
Premium revenue (1)	$2,554.3	$2,226.4	14.7%
Medicaid premium taxes (1)	29.9	27.2	9.9%
Medicaid ACA industry fee reimbursement (1)	—	58.1	(100.0)%
Total premiums	2,584.2	2,311.7	11.8%
Medical benefits expense	2,310.6	2,001.9	15.4%
ACA industry fee	—	36.6	(100.0)%
Gross margin	$273.6	$273.2	0.1%

Medicaid Health Plans MBR (1)	89.4%	86.6%	2.8%
Effect of:
Medicaid premium taxes	1.1%	1.0%
Medicaid ACA industry fee reimbursement	—	2.3%
Medicaid Health Plans Adjusted MBR (1)	90.5%	89.9%	0.6%

Medicaid membership at end of period:	2,623,000	2,379,000	10.3%

(1) For GAAP reporting purposes, Medicaid premium taxes and Medicaid ACA industry fee reimbursements are included in premium revenue to measure our MBR. Our Medicaid Health Plans Adjusted MBR measures the ratio of our medical benefits expense to premium revenue, excluding Medicaid premium taxes and Medicaid ACA industry fee reimbursement revenue. Because reimbursements for Medicaid premium tax and the ACA industry fee are both included in the premium rates or reimbursement established in certain of our Medicaid contracts and also recognized separately as a component of expense, we exclude these reimbursements from premium revenue when calculating key ratios as we believe that these components are not indicative of operating performance.

Medicaid total premiums increased 11.8% for the three months ended March 31, 2017 compared with the same period in 2016, primarily driven by the launch of our Nebraska Medicaid program, the Care1st and Advicare acquisitions, and rate increases and membership growth in certain of our existing Medicaid markets. These increases were partially offset by the effect of the previously noted ACA industry fee moratorium for 2017, which resulted in the elimination of any associated Medicaid ACA industry fee reimbursements from our state government partners.

Excluding Medicaid premium taxes and the Medicaid ACA industry fee reimbursements, Medicaid premium revenue for the three months ended March 31, 2017 increased 14.7% compared with the same period in 2016, resulting from our new Nebraska Medicaid program, the Care1st and Advicare acquisitions and rate increases and membership growth in certain of our existing Medicaid markets.

Medical benefits expense for the three months ended March 31, 2017 increased 15.4% compared with the same period in 2016, primarily driven by our new Nebraska Medicaid program, the previously noted 2016 acquisitions and membership growth in certain of our existing Medicaid markets.

Our Medicaid Health Plans segment MBR increased 280 basis points for the three months ended March 31, 2017, compared with the same period in 2016, resulting from the elimination of Medicaid ACA industry fee reimbursement revenue during the three months ended March 31, 2017. Excluding the effect of Medicaid premium taxes and Medicaid ACA industry fee reimbursements, our Medicaid Health Plans Adjusted MBR increased 60 basis points for the three months ended March 31, 2017, primarily driven by the addition of our new Medicaid businesses.

Medicare Health Plans

We contract with CMS under the Medicare program to provide a comprehensive array of Part C and Part D benefits to Medicare eligible persons provided through our MA plans. Our MA plans are comprised of coordinated care plans ("CCPs"), which are administered through HMOs and generally require members to seek health care services and select a primary care physician from a network of health care providers. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of most of our MA plans.

Medicare Health Plans Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare Health Plans segment for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,		Percentage
	2017	2016	Change
Medicare Health Plans:	(Dollars in millions)
Premium revenue	$1,094.7	$974.1	12.4%
Medical benefits expense	908.2	824.2	10.2%
ACA industry fee	—	16.2	(100.0)%
Gross margin	$186.5	$133.7	39.5%
MBR	83.0%	84.6%	(1.6)%
Membership	356,000	326,000	9.2%

Medicare Health Plans premium revenue for the three months ended March 31, 2017 increased $120.6 million, or 12.4%, compared with the same period in 2016, primarily driven by year-over-year membership growth as a result of our 2017 bid strategy.

Medical benefits expense for the three months ended March 31, 2017 increased $84.0 million, or 10.2%, compared with the same period in 2016, primarily due to increased membership resulting from our 2017 bid positioning. The Medicare Health Plans segment MBR decreased by 160 basis points for the three months ended March 31, 2017, compared with the same period in 2016, resulting from continued operational execution as well as our 2017 bid strategy.

Medicare PDPs

We have contracted with CMS to serve as a plan sponsor offering stand-alone Medicare Part D PDPs to Medicare eligible beneficiaries through our Medicare PDPs segment. The PDP benefit design generally results in our incurring a greater portion of the responsibility for total prescription drug costs in the early stages of a plan year, and less in the latter stages of a plan year, due to the members' share of cumulative out-of-pocket costs increasing throughout the plan year. As a result, the Medicare PDPs MBR is generally lower in the second half of the year as compared with the first half. Also, the level and mix of members between those who are auto-assigned to us and those who actively choose our PDPs affect the segment MBR pattern across periods.

Medicare PDPs Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare PDPs segment for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,		Percentage
	2017	2016	Change
Medicare PDPs:	(Dollars in millions)
Premium revenue	$268.1	$250.2	7.2%
Medical benefits expense	259.8	235.8	10.2%
ACA industry fee	—	4.2	(100.0)%
Gross margin	$8.3	$10.2	(18.6)%
MBR	96.9%	94.3%	2.6%
Membership	1,099,000	1,025,000	7.2%

Medicare PDPs premium revenue and medical benefits expense, for the three months ended March 31, 2017, increased 7.2% and 10.2%, respectively, compared with the same period in 2016, primarily due to the increase in membership resulting from our 2017 bid strategy. The Medicare PDPs MBR, for the three months ended March 31, 2017, increased 260 basis points over the same period in 2016, reflecting the effect of our 2017 bid strategy.

OUTLOOK

Medicaid Health Plans - We expect premium revenue (GAAP) for our Medicaid Health Plans segment to be in the range of $10.5 billion to $10.7 billion for 2017, compared with $9.5 billion for 2016. We expect premium revenue for our Medicaid Health Plans, excluding $115.0 million to $120.0 million in Medicaid premium taxes, to be in the range of $10.4 billion to $10.6 billion for 2017, compared with $9.1 billion reported for 2016, excluding $244.9 million in Medicaid ACA industry fee reimbursement and $110.0 million in Medicaid premium taxes in 2016. The expected year-over-year increase reflects our new Nebraska Medicaid plan; Missouri Medicaid reprocurement with an expanded service area; acquisitions of Care1st Arizona and PHP; and organic growth.

The Medicaid Health Plans MBR (GAAP) is expected to be in the range of 88.6% to 89.6% for 2017, compared with 86.2% for 2016. The Medicaid Health Plans Adjusted MBR is expected to be in the range of 89.5% to 90.5%, consistent with 89.5% reported in 2016.

Medicare Health Plans - We expect premium revenue for our Medicare Health Plans segment to be in the range of $5.2 billion to $5.35 billion for 2017, compared with $3.9 billion reported for 2016. The increase is primarily due to the Universal American acquisition on April 28, 2017. Medicare Health Plans MBR is expected to be in the range of 85.5% to 86.75% for 2017, compared with 84.6% in 2016, reflecting planned increased quality investments and bid considerations due to the ACA industry fee moratorium in 2017 and the acquisition of Universal American.

Medicare PDPs - We expect premium revenue for our Medicare PDPs segment to be in the range of $850.0 million to $900.0 million for 2017, compared with $845.0 million for 2016, primarily due to our bid positioning for the 2017 plan year. Medicare PDPs MBR is expected to be in the range of 80.5% to 82.5% for 2017, compared with 73.7% for 2016 due to our bid positioning for the 2017 plan year.

Consolidated SG&A - Our consolidated SG&A ratio (GAAP) is not estimable as we currently are not able to project future amounts associated with Investigation costs and Transaction and integration costs. We expect that our consolidated Adjusted SG&A ratio, which excludes the effect of Investigation costs and Transaction and integration costs, for 2017 will be approximately 7.95% to 8.20%, compared with 8.0% for 2016, resulting from the acquisition of Universal American partially offset by improved operating leverage associated with premium revenue growth.

Interest Expense - We expect interest expense will be approximately $68.0 million to $70.0 million for 2017, compared with $59.1 million for 2016, resulting from higher average debt levels associated with the March 2017 issuance of our 2025 Notes, partially offset by lower average interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Each of our existing and anticipated sources of cash is affected by operational and financial risks that influence the overall amount of cash generated and the capital available to us. Additionally, we operate as a holding company in a highly regulated industry. The parent and other non-regulated companies ("non-regulated subsidiaries") are dependent upon dividends and management fees from our regulated subsidiaries, most of which are subject to regulatory restrictions. For a further discussion of risks that can affect our liquidity, see Part I – Item 1A – "Risk Factors" included in our 2016 Form 10-K.

Liquidity

The Company maintains liquidity at two levels: the regulated subsidiary level and the non-regulated subsidiary level.

Regulated subsidiaries

Our regulated subsidiaries' primary liquidity requirements include:

•	payment of medical claims and other health care services;

•	payment of certain Part D benefits paid for members on behalf of CMS;

•	SG&A costs directly incurred or paid through a management services agreement to one of our non-regulated administrative and management services subsidiaries; and

•	federal tax payments to the parent company under an intercompany tax sharing agreement.

Our regulated subsidiaries meet their liquidity needs by:

•	generating cash flows from operating activities, mainly from premium revenue;

•	receipts of prospective subsidy payments and related final settlements from CMS to reimburse us for certain Part D benefits paid for members on behalf of CMS;

•	cash flows from investing activities, including investment income and sales of investments; and

•	capital contributions received from our non-regulated subsidiaries.

We refer collectively to the cash, cash equivalents and investment balances maintained by our regulated subsidiaries as "regulated cash and investments." Our regulated subsidiaries generally receive premiums in advance of payments of claims for medical and other health care services; however, regulated cash and cash equivalents can fluctuate significantly in a particular period depending on the timing of receipts for premiums from our government partners. Our unrestricted regulated cash and investments were $4.2 billion as of March 31, 2017, a $1.0 billion increase from $3.2 billion at December 31, 2016, due primarily to the advance receipt of April CMS Medicare premium and subsidy payments of $758.9 million in March 2017, as well as earnings from operations and contributions received from the parent and non-regulated subsidiaries.

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

Unregulated cash, cash equivalents and investments totaled approximately $1.9 billion as of March 31, 2017, an increase of approximately $1.0 billion from $915.3 million as of December 31, 2016. This increase primarily reflects the receipt of $1,182.2 million net proceeds from the 2025 Notes issuance in March 2017, partially offset by a $100.0 million cash payment to repay borrowings under our Credit Facility in March 2017. See Capital Resources – Debt below for further discussion.

We funded the acquisition of Universal American with unrestricted cash available from both entities. The transaction is valued at approximately $800 million, including the purchase price of $10.00 per share of Universal American's common stock and the assumption of debt and the make-whole premium payable on conversion of Universal American’s convertible debt. The transaction was funded with unrestricted cash on hand.

Medicare Part D Funding and Settlements

Funding may be provided to certain regulated subsidiaries from our unregulated subsidiaries to cover any shortfall resulting from the amount of Part D benefits paid for members on behalf of CMS that exceeds the prospective subsidy payments that these regulated subsidiaries receive from CMS. We receive certain Part D prospective subsidy payments from CMS for our MA and PDP members as a fixed monthly per member amount, based on the estimated costs of providing prescription drug benefits over the plan year, as reflected in our bids. A discussion of the subsidy components under Part D is included in Note 2- Significant Accounting Policies to the Consolidated Financial Statements included in our 2016 Form 10-K. The benefits include the catastrophic reinsurance, premium and cost sharing for low income Part D members, for which CMS will fully reimburse these subsidies as part of its annual settlement process that occurs in the fourth quarter of the subsequent year.

Cash Flow Activities

Our cash flows are summarized as follows:

	For the Three Months Ended March 31,
	2017	2016
	(In millions)
Net cash provided by (used in) operating activities	$394.5	$(111.4)
Net cash (used in) provided by investing activities	(363.5)	8.4
Net cash provided by financing activities	1,618.0	87.6
Increase (decrease) in cash and cash equivalents	$1,649.0	$(15.4)

Cash Flows from Operating Activities

We generally receive premiums in advance of payments of claims for health care services; however, cash flows related to our operations can fluctuate significantly in a particular period depending on the timing of premium receipts from our government partners.

Net cash provided by operating activities for the three months ended March 31, 2017 was $394.5 million, compared with cash used in operating activities of $111.4 million for the same period in 2016, primarily due to the advance receipt of April 2017 CMS Medicare premium payments in March 2017 and the timing of pharmacy receipts, partially offset by the elimination of Medicaid ACA industry fee reimbursements from our state government partners resulting from the ACA industry fee moratorium for 2017.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 was $363.5 million, compared with cash provided by investing activities of $8.4 million for the same period in 2016, primarily reflecting higher purchases of investments in 2017.

Cash Flows from Financing Activities

Cash flows from financing activities are primarily affected by debt-related activity, as well as net funds received or paid for the benefit of members of our MA and PDP plans. Cash provided by financing activities for the three months ended March 31, 2017 was $1.6 billion, compared with $87.6 million for the same period in 2016, primarily driven by the following:

•
Aggregate net proceeds of $1.1 billion resulting from debt transactions executed during the three months ended March 31, 2017, reflecting net proceeds of $1.2 billion received from the issuance of our 2025 Notes in March 2017, partially offset by the $100.0 million repayment of outstanding borrowings under our Credit Facility discussed further in "Capital Resources". Debt-related activity for the three months ended March 31, 2016 reflects $200.0 million drawn from our Credit Facility in January 2016, which, along with $100.0 million in cash, was used to repay in full the $300.0 million term loan under our prior credit facility.

•
Net funds received for the benefit of members was approximately $567.4 million for the three months ended March 31, 2017, compared with $196.1 million during the same period in 2016. These funds represent the net amounts of prescription drug benefits we paid in connection with the low-income cost sharing, catastrophic reinsurance and coverage gap discount components of the Medicare Part D program related to the government's portion of financial responsibility, net of the related subsidies received from CMS, described above in "Medicare Part D Funding and Settlements." The increase from the same period in 2016 is due to the advance receipt of the April 2017 CMS Medicare subsidy payments in March 2017.

Capital Resources

Debt

5.25% Senior Notes due 2025

On March 22, 2017, we completed the offering and sale of $1,200.0 million aggregate principal amount of our 5.25% Senior Notes. The aggregate net proceeds from the issuance of the 2025 Notes were $1,182.2 million, with a portion of the net proceeds from the offering being used to repay the $100.0 million outstanding under our Credit Agreement (discussed further below), and to redeem the full $900.0 million aggregate principal amount of our 2020 Notes, which is discussed further below. The remaining net proceeds from the offering of the 2025 Notes will be used for general corporate purposes, including organic growth and working capital.
The 2025 Notes were issued under an indenture, dated as of March 22, 2017 (the "Base Indenture"), as supplemented by the First Supplemental Indenture, dated as of March 22, 2017 (the "First Supplemental Indenture" and, together with the Base Indenture, the "Indenture"), each between the Company and The Bank of New York Mellon Trust Company, N.A. (“BNY Mellon”), as trustee. The indenture under which the notes were issued contains covenants that, among other things, limit our ability and the ability of our subsidiaries under certain circumstance to:

•	incur additional indebtedness and issue preferred stock;

•	pay dividends or make other distributions;

•	make other restricted payments and investments;

•	sell assets, including capital stock of restricted subsidiaries;

•	create certain liens;

•	incur restrictions on the ability of restricted subsidiaries to pay dividends or make other payments, and in the case of our subsidiaries, guarantee indebtedness;

•	engage in transactions with affiliates; and

•	create unrestricted subsidiaries.

In addition, the indenture requires that for the company to merge, consolidate or sell all or substantially all of its assets, (i) either the company must be the surviving entity, or the surviving entity or purchaser must be a U.S. entity; (ii) the surviving entity or purchaser must assume all the obligations of the company under the notes and the indenture; (iii) no default or event of default (as defined under the indenture) exits and (iv) the surviving entity, after giving pro forma effect to the transaction, (x) may incur at least $1.00 of additional indebtedness pursuant to the fixed charge coverage ratio or (y) have a fixed charge coverage ratio that is no worse than the fixed charge coverage ratio of the company without giving pro forma effect to the transactions.

5.75% Senior Notes due 2020

In November 2013, we issued $600.0 million in aggregate principal amount of our 2020 Notes. In June 2015, we issued an additional $300.0 million of 2020 Notes, pursuant to a reopening of such notes. As of March 31, 2017, our outstanding 2020 Notes totaled $909.0 million, including $9.0 million of unamortized debt premium. Refer to Note 10 - Debt to the Consolidated Financial Statements included in our 2016 Form 10-K for additional information regarding these 2020 Notes.

On April 7, 2017, we redeemed and repurchased the full $900.0 million in aggregate principal amount outstanding of our 2020 Notes. See Note 13 - Subsequent Events to the Condensed Consolidated Financial Statements in this 2017 Form 10-Q for additional information on the redemption of our 2020 Notes.

Credit Agreement

In January 2016, we entered into the Credit Agreement, which provides for a senior unsecured revolving loan facility (the "Revolving Credit Facility"), which had an initial aggregate principal amount at any time outstanding not to exceed $850.0 million. On March 22, 2017, we increased the amount available under our Credit Agreement from $850.0 million to $1.0 billion. In March 2017, we also repaid the $100.0 million outstanding under our Revolving Credit Facility, and as a result, there were no borrowings outstanding under the Revolving Credit Facility as of March 31, 2017.

Revolving Credit Loans designated by us at the time of borrowing as “ABR Loans” that are outstanding under the Credit Agreement bear interest at a rate per annum equal to (i) the greatest of (a) the Prime Rate (as defined in the Credit Agreement) in effect on such day; (b) the Federal Reserve Bank of New York Rate (as defined in the Credit Agreement) in effect on such day plus 1/2 of 1%; and (c) the Adjusted LIBO Rate (as defined in the Credit Agreement) for a one month interest period on such day plus 1%; plus (ii) the Applicable Rate. Revolving Credit Loans designated by us at the time of borrowing as “Eurodollar Loans” that are outstanding under the Credit Agreement bear interest at a rate per annum equal to the Adjusted LIBO Rate (as defined in the Credit Agreement) for the interest period in effect for such borrowing plus the Applicable Rate. The “Applicable Rate” means a percentage ranging from 0.50% to 1.00% per annum for ABR Loans and a percentage ranging from 1.50% to 2.00% per annum for Eurodollar Loans, depending upon our ratio of total debt to cash flow, as calculated in accordance with the Credit Agreement.

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

As of March 31, 2017, we were in compliance with all covenants under the 2025 Notes, the 2020 Notes and the Credit Agreement. As of the date of this filing, we remain in compliance with all covenants under both the 2025 Notes and the Credit Agreement.

Initiatives to Increase Our Unregulated Cash

We may pursue alternatives to raise additional unregulated cash. Some of these initiatives may include, but are not limited to, obtaining dividends from certain of our regulated subsidiaries, provided sufficient capital in excess of regulatory requirements exists in these subsidiaries, and/or accessing the debt and equity capital markets. However, we cannot provide any assurances that we will obtain applicable state regulatory approvals for additional dividends to our non-regulated subsidiaries by our regulated subsidiaries or be successful in accessing the capital markets if we determine to do so. We believe that we have sufficient capital, or sufficient access to capital, including through the Revolving Credit Facility, to meet our capital needs, including pending acquisitions, for at least the next twelve months.
Regulatory Capital and Dividend Restrictions

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. Such statues, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our HMO and insurance subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement, or net assets, for these subsidiaries that may not be transferable to us in the form of loans, advances or cash dividends was approximately $871.8 million at December 31, 2016. At March 31, 2017, our HMO and insurance subsidiaries were in compliance with these minimum capital requirements, which have not changed materially from year-end.

Under applicable regulatory requirements at March 31, 2017, the amount of dividends that may be paid through the remainder of 2017 by our HMO and insurance subsidiaries without prior approval by regulatory authorities is approximately $210.7 million in the aggregate. There were no dividends received from our regulated subsidiaries during the three month period ended March 31, 2017.

For additional information on regulatory requirements, see Note 17 – Regulatory Capital and Dividend Restrictions to the Consolidated Financial Statements included in our 2016 Form 10-K.s

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in our critical accounting estimates during the three months ended March 31, 2017 from those previously disclosed in Part II – Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates in our 2016 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Investment Return Market Risk

As of March 31, 2017, we had cash and cash equivalents of $5.6 billion, short-term investments classified as current assets of $394.8 million, long-term investments of $135.3 million and restricted investments on deposit for licensure of $192.1 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer-term bonds with floating interest rates that are considered available for sale. Restricted assets consist of cash and cash equivalents and U.S. Treasury instruments deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long term regardless of the contractual maturity date due to the nature of the states' requirements. The investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase. However, because of their contractual maturity dates, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. No material changes have occurred in our exposure to market risk since the date of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by Rule 13a-15 under the Exchange Act, under the leadership and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act ("Disclosure Controls"). Based on the evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this 2017 Form 10-Q.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings, see Note 12 – Commitments and Contingencies, included in the Condensed Consolidated Financial Statements of this 2017 Form 10-Q.

Item 1A. Risk Factors.

Certain risk factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. The discussion in Part I – Financial Information, Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Financial Statements of this 2017 Form 10-Q is incorporated herein by reference. There have been no material updates to the risk factors disclosed in Part I – Item 1A – Risk Factors included in our 2016 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund our business, and we do not anticipate paying cash dividends in the foreseeable future. In addition, our Credit Agreement and the Indenture governing the 2025 Notes have certain restrictions on our ability to pay cash dividends.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 3, 2017.

WELLCARE HEALTH PLANS, INC.
By:	/s/ Andrew L. Asher
Andrew L. Asher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Michael Troy Meyer
Michael Troy Meyer
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
4.1	Base Indenture, dated March 22, 2017, between WellCare Health Plans, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	March 23, 2017	4.1
4.2	First Supplemental Indenture, dated March 22, 2017, between WellCare Health Plans, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	March 23, 2017	4.2
10.1	Increasing Lender Supplement dated March 22, 2017 to the Credit Agreement dated January 8, 2016 among WellCare Health Plans, Inc. and the parties thereto	8-K	March 23, 2017	10.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
101.INS	XBRL Instance Document ††
101.SCH	XBRL Taxonomy Extension Schema Document ††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document ††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ††
† Filed herewith.
†† Furnished herewith and not filed for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.