Form 10-Q
period 2017-06-30
WELLCARE HEALTH PLANS, INC.
filed 2017-08-04
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

As of August 3, 2017, there were 44,508,627 shares of the registrant's common stock, par value $.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In millions, except per share and share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Premium	$4,293.6	$3,590.6	$8,240.6	$7,126.6
Investment and other income	11.4	3.8	18.6	8.3
Total revenues	4,305.0	3,594.4	8,259.2	7,134.9

Expenses:
Medical benefits	3,719.0	2,988.9	7,197.6	6,050.8
Selling, general and administrative	365.5	278.0	667.9	546.9
ACA industry fee	—	56.9	—	113.9
Medicaid premium taxes	31.2	27.6	61.1	54.8
Depreciation and amortization	29.3	21.7	53.2	42.5
Interest	18.1	14.6	34.3	30.4
Total expenses	4,163.1	3,387.7	8,014.1	6,839.3
Income from operations	141.9	206.7	245.1	295.6
Loss on extinguishment of debt	26.1	—	26.1	—
Income before income taxes and equity in losses of unconsolidated subsidiaries	115.8	206.7	219.0	295.6
Equity in losses of unconsolidated subsidiaries	(1.1)	—	(1.1)	—
Income before income taxes	114.7	206.7	217.9	295.6
Income tax expense	40.6	115.9	76.5	167.0
Net income	$74.1	$90.8	$141.4	$128.6

Other comprehensive income, before tax:
Change in net unrealized gains and losses on available-for-sale securities	1.2	0.1	1.3	0.1
Income tax expense related to other comprehensive income	0.4	—	0.4	—
Other comprehensive income, net of tax	0.8	0.1	0.9	0.1
Comprehensive income	$74.9	$90.9	$142.3	$128.7

Earnings per common share:
Basic	$1.67	$2.05	$3.18	$2.91
Diluted	$1.65	$2.04	$3.15	$2.89

Weighted average common shares outstanding:
Basic	44,498,610	44,260,767	44,432,299	44,212,984
Diluted	44,934,051	44,549,955	44,880,357	44,521,855

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions, except share data)

	June 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$4,031.3	$3,961.4
Short-term investments	511.9	124.2
Premiums receivable, net	1,076.3	498.6
Pharmacy rebates receivable, net	341.6	278.0
Receivables from government partners	100.8	—
Funds receivable for the benefit of members	24.5	32.6
Prepaid expenses and other current assets, net	260.5	224.8
Total current assets	6,346.9	5,119.6

Property, equipment and capitalized software, net	291.1	274.5
Goodwill	651.5	392.5
Other intangible assets, net	384.5	74.1
Long-term investments	404.0	57.3
Restricted investments	213.6	234.3
Other assets	3.5	0.5
Assets of discontinued operations	218.0	—
Total Assets	$8,513.1	$6,152.8

Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$2,004.4	$1,690.5
Unearned premiums	539.6	3.3
Accounts payable and accrued expenses	541.6	668.5
Funds payable for the benefit of members	1,346.2	390.3
Other payables to government partners	394.9	303.2
Total current liabilities	4,826.7	3,055.8

Deferred income tax liability, net	96.8	63.4
Long-term debt, net	1,180.8	997.6
Other liabilities	38.5	35.9
Liabilities of discontinued operations	218.0	—
Total Liabilities	6,360.8	4,152.7
Commitments and contingencies (see Note 14)	—	—
Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 44,507,822 and 44,293,881 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively)	0.4	0.4
Paid-in capital	556.8	546.9
Retained earnings	1,595.2	1,453.8
Accumulated other comprehensive loss	(0.1)	(1.0)
Total Stockholders' Equity	2,152.3	2,000.1
Total Liabilities and Stockholders' Equity	$8,513.1	$6,152.8
See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited) (In millions, except share data)

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2017	44,293,881	0.4	546.9	1,453.8	(1.0)	2,000.1
Common stock issued for vested stock-based compensation awards	308,130	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(94,189)	—	(13.6)	—	—	(13.6)
Stock-based compensation expense, net of forfeitures	—	—	23.5	—	—	23.5
Comprehensive income	—	—	—	141.4	0.9	142.3
Balance at June 30, 2017	44,507,822	$0.4	$556.8	$1,595.2	$(0.1)	$2,152.3

Balance at January 1, 2016	44,113,328	$0.4	$518.4	$1,211.7	$(2.2)	$1,728.3
Common stock issued for vested stock-based compensation awards	217,179	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(62,625)	—	(5.6)	—	—	(5.6)
Stock-based compensation expense, net of forfeitures	—	—	15.0	—	—	15.0
Comprehensive income	—	—	—	128.6	0.1	128.7
Balance at June 30, 2016	44,267,882	$0.4	$527.8	$1,340.3	$(2.1)	$1,866.4

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$141.4	$128.6
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	53.2	42.5
Loss on extinguishment of debt	26.1	—
Stock-based compensation expense	23.5	15.0
Deferred taxes, net	(34.5)	5.0
Other, net	7.3	8.9
Changes in operating accounts, net of effects from acquisitions:
Premiums receivable, net	(480.8)	(427.8)
Pharmacy rebates receivable, net	(50.7)	(86.8)
Medical benefits payable	186.4	82.7
Unearned premiums	537.6	(24.0)
Other payables to government partners	(20.7)	40.0
Accrued liabilities and other, net	(53.9)	155.7
Net cash provided by (used in) operating activities	334.9	(60.2)

Cash flows from investing activities:
Acquisitions and acquisition-related settlements, net of cash acquired	(717.9)	(21.1)
Purchases of investments	(801.8)	(194.1)
Proceeds from sales and maturities of investments	341.3	223.7
Additions to property, equipment and capitalized software, net	(54.4)	(37.6)
Net cash used in investing activities	(1,232.8)	(29.1)

Cash flows from financing activities:
Proceeds from issuance of debt, net of financing costs paid	1,182.2	196.9
Payments on debt	(1,026.1)	(300.0)
Repurchase and retirement of shares to satisfy employee tax withholding requirements	(13.6)	(5.6)
Funds received for the benefit of members, net	834.4	318.3
Other, net	(9.1)	(3.2)
Net cash provided by financing activities	967.8	206.4

Increase in cash and cash equivalents	69.9	117.1
Balance at beginning of period	3,961.4	2,407.0
Balance at end of period	$4,031.3	$2,524.1

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes, net of refunds	$94.9	$69.6
Cash paid for interest	$22.5	$28.7
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Non-cash additions to property, equipment, and capitalized software	$3.5	$4.6
See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (In millions, except member, per share and share data)

1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

WellCare Health Plans, Inc. (the "Company," "we," "us," or "our"), focuses exclusively on government-sponsored managed care services, primarily through Medicaid, Medicare Advantage ("MA") and Medicare Prescription Drug Plans ("PDPs") to families, children, seniors and individuals with complex medical needs. As of June 30, 2017, we served approximately 4.4 million members. During the six months ended June 30, 2017, we operated Medicaid health plans in Arizona, Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, Nebraska, New Jersey, New York and South Carolina. We began serving Medicaid and Medicare members in Arizona, effective December 31, 2016, in connection with the acquisition of Care1st Health Plan Arizona, Inc. and One Care by Care1st Health Plan of Arizona, Inc. (together, "Care1st Arizona"). Effective January 1, 2017, we began serving Medicaid members statewide in Nebraska.

As of June 30, 2017, we also operated MA coordinated care plans ("CCPs") in Arizona, Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Maine, Mississippi, New Jersey, New York, South Carolina, Tennessee and Texas, as well as stand-alone Medicare PDPs nationwide.

Basis of Presentation

The accompanying unaudited condensed consolidated balance sheets and statements of comprehensive income, changes in stockholders' equity, and cash flows include our accounts and the accounts of our subsidiaries over which we have control or are the primary beneficiary. We eliminated all intercompany accounts and transactions.

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

Unconsolidated Subsidiaries

As discussed in Note 2- Acquisitions, in connection with the acquisition of Universal American Corp. (“Universal American”) we acquired a wholly-owned subsidiary which works with physicians and other health care professionals to operate Accountable Care Organizations (“ACOs”) under the Medicare Shared Saving Program ("MSSP") and Next Generation ACO Models. ACOs were established by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the "ACA") to reward integrated, efficient care and allow providers to share in any savings they achieve as a result of improved quality and operational efficiency.

These ACOs were generally formed as limited liability companies. The ACOs are considered variable interest entities ("VIEs"), under GAAP; as these entities do not have sufficient equity to finance their own operations without additional financial support. We own a majority interest in our ACOs; however, we share the power to direct the activities that most significantly affect the ACOs with health care providers as minority owners in the ACOs. This power is shared pursuant to the structure of the management committee of each of the ACOs. Accordingly, we have determined that we are not the primary beneficiary of the ACOs, and therefore we cannot consolidate their results. We perform an ongoing qualitative assessment of our variable interests in VIEs to determine whether we have a controlling financial interest and would therefore be considered the primary beneficiary of the VIE.

We account for our participation in the ACOs using the equity method. Gains and losses are reported as equity in losses of unconsolidated subsidiaries in our condensed consolidated statements of comprehensive income. Our participation in these ACOs did not have a material effect on our consolidated results of operations, financial condition or cash flows for the three and six months ended June 30, 2017.

Significant Accounting Policies

Medicare Part D Settlements

We receive certain Part D prospective subsidy payments from the Centers for Medicare & Medicaid Services ("CMS") for our MA and PDP members as a fixed monthly per member amount, based on the estimated costs of providing prescription drug benefits over the plan year, as reflected in our bids. A discussion of the subsidy components under Part D is included in Note 2- Summary of Significant Accounting Policies to the Consolidated Financial Statements included in our 2016 Form 10-K. CMS will fully reimburse these subsidies, or recoup overpaid subsidies made during the plan year, as part of its annual settlement process that occurs in the fourth quarter of the subsequent year and, accordingly, there is no insurance risk to us. Therefore, amounts received for these subsidies are not considered premium revenue, and are reported, net of the subsidy benefits paid, as Funds receivable (payable) for the benefit of members in the condensed consolidated balance sheets. As of June 30, 2017, our condensed consolidated balance sheet includes a CMS Part D payable for the 2017 plan year, which includes a $378.9 million advance receipt of July 2017 CMS Medicare subsidy payments in June 2017. Our condensed consolidated balance sheet as of June 30, 2017 also includes a CMS Part D payable for the 2016 plan year, as well as a net receivable relating to plan years prior to 2016. Both the 2017 and 2016 payables are reflected within current liabilities in Funds payable for the benefit of members. As of December 31, 2016, our condensed consolidated balance sheet included a CMS Part D payable primarily related to the 2016 plan year, as well as a net receivable relating to plan years prior to 2016.

Premium Receivables and Unearned Premiums

We record premiums earned but not received as premiums receivable and record premiums received in advance of the period of service as unearned premiums in the condensed consolidated balance sheets. A complete discussion of premiums receivable and unearned premiums is included in Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements included in our 2016 Form 10-K. The premium receivable balance at June 30, 2017 is primarily related to Medicaid contracts with our state partners of approximately $698.7 million including certain states whereby June premium payments are contractually delayed until after the state’s fiscal year-end and subsequently paid in July. The balance at June 30, 2017 also includes risk-adjusted premiums receivable under our Medicare Advantage and PDP contracts. Unearned premiums at June 30, 2017 consist primarily of the July 2017 CMS Medicare premium advance of approximately $513.2 million.

ACA Industry Fee

The ACA imposed certain new taxes and fees, including an annual premium-based health insurance industry assessment (the "ACA industry fee") on health insurers, which began in 2014. In December 2015, President Obama signed the Consolidated Appropriations Act, 2016 which, among other provisions, included a one-year moratorium on the ACA industry fee for 2017, and, as a result, eliminated the associated Medicaid ACA industry fee reimbursements from our state government partners. Accordingly, we did not incur ACA industry fee expense for the three and six months ended June 30, 2017, compared with $56.9 million and $113.9 million incurred for the three and six months ended June 30, 2016, respectively. Additionally, we did not recognize any Medicaid ACA industry fee reimbursement revenue for the three and six months ended June 30, 2017, compared with $58.3 million and $116.4 million recognized for the three and six months ended June 30, 2016, respectively.

Refer to Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements included in our 2016 Form 10-K for a complete discussion of all of our significant accounting policies.

Recently Adopted Accounting Standards

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". This update eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. As a result, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We adopted this guidance prospectively on January 1, 2017. The adoption of this guidance did not have a material effect on our consolidated results of operations, financial condition or cash flows.

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

Accounting Standards Pending Adoption

In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718) - Scope of Modification Accounting". This guidance addresses which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting pursuant to Topic 718. An entity should account for the effects of a modification unless (a) the fair value of the modified award is the same as the fair value of the original award, (b) the vesting conditions of the modified award are the same as the vesting conditions of the original award and (c) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this guidance should be applied prospectively for public business entities effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. As this standard requires prospective application, the effect to our consolidated financial statements will depend on the terms of our future award modifications.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this update provide guidance to assist entities with evaluating when a group of transferred assets and activities (collectively referred to as a "set") is a business.  This new guidance provides for a "screen", which requires a determination that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen's threshold is not met, a set cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output, eliminating the evaluation of whether a market participant could replace missing elements. This guidance is effective for prospective business combinations for public entities for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. As this standard requires prospective application, the effect on our consolidated financial statements will depend on the terms of our future business combinations.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments in its balance sheet. This standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. This guidance is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of this guidance to have a material effect on our results of operations or cash flows. The effect of ASU 2016-02 on our consolidated financial position will be based on leases outstanding at the time of adoption.

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

2. ACQUISITIONS

Phoenix Health Plan Assets Acquisition

On May 1, 2017, we completed our previously announced acquisition of certain assets, including Arizona Medicaid membership and certain provider contracts, from Phoenix Health Plan ("PHP"). The transaction included the transfer of approximately 42,000 Medicaid members to Care1st Arizona Health Plan, Inc. ("Care1st Arizona"), a wholly owned subsidiary of the Company. The transaction was funded with available cash on hand.

Universal American Acquisition

On April 28, 2017 (the "Effective Date"), we acquired all of the issued and outstanding shares of Universal American. The transaction is valued at approximately $770.0 million, including the cash purchase price of $10.00 per outstanding share ("Per Share Merger Consideration") of Universal American's common stock, the assumption of $145.3 million fair value of Universal American's convertible debt, the cash settlement of Universal American's $40.0 million par value of Series A Mandatorily Redeemable Preferred Shares (the "Preferred Shares") and the cash settlement of outstanding vested and unvested stock-based compensation awards. The acquisition of Universal American, with approximately 119,000 MA members in Texas, New York and Maine, strengthens our business by increasing our MA membership by a third, deepening our presence in two key markets, Texas and New York, and diversifying our business portfolio. In addition, Universal American has joined with provider groups to operate ACOs, under the MSSP and Next Generation ACO models. As a result of the acquisition, we currently operate 16 MSSP ACOs and two Next Generation ACOs.

The fair value at the Effective Date of the consideration transferred in the Universal American acquisition consisted of the following:

(in millions)
Number of shares of Universal American common stock outstanding on April 28, 2017 (57.1 million) multiplied by the Per Share Merger Consideration	$570.8
Assumed debt(a)	145.3
Repurchase of Preferred Shares (b)	41.0
Stock-based award cash consideration(c)	12.9
Total consideration transferred	$770.0

(a) Following the consummation of the Universal American transaction, all of the holders of Universal American's 4.00% convertible senior notes (the "Convertible Notes") elected to convert their notes into the right to receive cash equal to the par value of the notes plus a make whole premium. We paid the noteholders the amounts due and all of the Convertible Notes were canceled prior to June 30, 2017.

The fair value of the Convertible Notes was determined based on quoted market prices; therefore, have been classified within Level 1 of the fair value hierarchy. See Universal American Convertible Notes below for further discussion of the repurchase of the Convertible Notes.

(b) On the Effective Date, we redeemed an aggregate of $40.0 million of Universal American's Preferred Shares, which became redeemable by the holders on April 28, 2017 due to certain change in control provisions for the Preferred Shares. We redeemed the Preferred Shares for $41.0 million, which includes the $40.0 million par value of the Preferred Shares and $1.0 million of accrued dividends. See Universal American Mandatorily Redeemable Preferred Shares below for further discussion of the redemption of the Preferred Shares.

(c) Pursuant to the terms of the Universal American acquisition, outstanding vested and unvested stock-based compensation awards as of the Effective Date converted to the right to receive cash. We estimated the fair value of these awards at the Effective Date and attributed that fair value to pre-acquisition and post-acquisition services in accordance with GAAP. Accordingly, $12.9 million of the fair value of these awards was attributed to pre-acquisition services and is included in the estimated consideration transferred, and approximately $20.0 million has been, or will be, included in our post-acquisition financial statements as compensation costs and reflected as a selling, general and administrative expense in our condensed consolidated statements of comprehensive income.

The following table summarizes the estimated fair values of major classes of assets acquired and liabilities assumed at the Effective Date, based on our preliminary valuation assumptions, reconciled to the total consideration transferred.

Assets	(in millions)
Cash and cash equivalents	$66.4
Investments, including restricted investments	254.4
Premiums receivable, net	90.7
Pharmacy rebates receivable, net, and other current assets	56.2
Property, equipment and capitalized software, net	7.5
Goodwill	265.7
Other intangible assets, net	293.3
Assets of discontinued operations	219.6
Estimated fair value of total assets acquired	$1,253.8

Liabilities
Medical benefits payable	128.1
Deferred tax liabilities, net	57.9
Other liabilities	79.1
Liabilities of discontinued operations	218.7
Estimated fair value of liabilities assumed	$483.8
Estimated fair value of net assets acquired	$770.0

The estimate of fair value results from judgments about future events which reflect certain uncertainties and relies on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as intangible asset lives, can materially affect our operating results. We will finalize the Universal American purchase accounting for the various preliminary items as soon as reasonably possible during the measurement period. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. The finalization of our purchase accounting assessment could result in changes in the valuation of assets acquired and liabilities assumed which could be material.

As of the Effective Date, the expected fair value of all current assets and liabilities, as well as assets and liabilities of discontinued operations (refer to Note 13- Discontinued Operations for further discussion), approximated their historical cost. For certain noncurrent assets and liabilities, we have made preliminary fair value adjustments based on information reviewed through June 30, 2017. Significant fair value adjustments are noted as follows.

Identifiable intangible assets acquired

The following table summarizes the preliminary fair values and weighted average useful lives for identifiable intangible assets acquired in the Universal American acquisition which are subject to change as we finalize our purchase accounting.

	Gross Fair Value (in millions)	Weighted Average Useful Life (in years)
Membership	$240.0	10.0
Tradenames	36.0	13.9
Provider network	9.5	15.0
Other	7.8	6.3
Total	$293.3	10.5

We valued the acquired membership and tradename intangible assets using an income approach (discounted future cash flow analysis) based on our consideration of historical financial results and expected industry and market trends. We discounted the future cash flows by a weighted-average cost of capital based on an analysis of the cost of capital for comparable companies within our industry. We valued the acquired provider network using a cost approach, which utilizes cost assumptions applicable at the valuation date to determine the cost of constructing a similar asset. Our other intangible assets include acquired operating licenses and certain non-compete agreements, which were valued using a combination of income and cost approaches. We amortize the intangible assets over the period we expect these assets to contribute directly or indirectly to our future cash flows on a straight-line basis, which approximates the pattern of economic consumption over their estimated useful lives.

Deferred taxes

The purchase price allocation includes net deferred tax liabilities of $57.9 million, primarily relating to deferred tax liabilities established on the identifiable acquired intangible assets, partially offset by federal net operating losses and foreign tax credit carryforwards acquired in the Universal American transaction.

Goodwill

We recorded $265.7 million for the preliminary valuation of goodwill, assigned to our Medicare Health Plans reportable segment, for the excess of the purchase price over the estimated fair value of the net assets acquired. The recorded goodwill and other intangible assets related to the acquisition are not deductible for tax purposes.

Universal American Convertible Notes

In 2016, Universal American completed the offering of $115.0 million of their 4.00% Convertible Notes due 2021. The acquisition with WellCare constituted a “Make-Whole Fundamental Change” under the Original Indenture. During the three months ended June 30, 2017, all of the holders of the Convertible Notes elected to convert their notes into the right to receive cash equal to the par value of the notes plus a make whole premium. We paid the noteholders the amounts due and all of the notes were canceled prior to June 30, 2017. The fair value of the Convertible Notes was $145.3 million on the Effective Date and was included in the purchase consideration for the Universal American acquisition.

Universal American Mandatorily Redeemable Preferred Shares

In April 2011, Universal American issued an aggregate of $40.0 million of its Preferred Shares, representing 1,600,000 shares with a par value of $0.01 per share and a liquidation preference of $25.00 per share. During the three months ended June 30, 2017, the Preferred Shares were redeemed for $41.0 million, which includes the $40.0 million par value of the Preferred Shares and $1.0 million of accrued dividends. The $41.0 million redemption amount was included in purchase consideration for the Universal American acquisition.

Condensed Consolidated Statement of Comprehensive Income

We included the results of Universal American's operations after the Effective Date in our consolidated financial statements. The amount of revenue and pre-tax losses attributable to Universal American included in our condensed consolidated statement of comprehensive income was $235.1 million and $5.0 million, respectively, excluding the transaction and integration-related costs discussed below, for the three and six months ended June 30, 2017.

We incurred transaction and integration-related costs of $25.6 million and $26.7 million during the three and six months ended June 30, 2017, respectively, related to the acquisition of Universal American. These costs include severance payments to former executives, advisory, legal and other professional fees that are reflected in selling, general and administrative ("SG&A") expense in our condensed consolidated statement of comprehensive income.

Care1st Arizona Acquisition

On December 31, 2016, we completed the acquisition of Care1st Arizona. The purchase price was approximately $163.8 million, inclusive of statutory capital and subject to certain adjustments. We included the results of Care1st Arizona's operations from the date of acquisition in our consolidated financial statements. As of June 30, 2017, Care1st Arizona served approximately 158,000 Medicaid members in Arizona, including the previously noted membership acquired from PHP.

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

Unaudited Pro Forma Financial Information

The results of operations and financial condition for our 2017 and 2016 acquisitions have been included in our condensed consolidated financial statements since the respective acquisition dates. The unaudited pro forma financial information presented below reflects all of our 2017 and 2016 acquisitions, including PHP, Universal American, Care1st Arizona and our June 2016 acquisition of certain assets of Advicare Corp., assuming the acquisitions occurred as of January 1, 2016.

These pro forma results are based on estimates and assumptions, and do not reflect any anticipated synergies, efficiencies or other cost savings that we expect to realize from the acquisitions. The following unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the acquisitions actually consummated at January 1, 2016, or project the future results of the combined company.

	Pro Forma- unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2017	2016	2017	2016
Total revenues	$4,690.8	$4,103.3	$8,415.1	$8,137.6
Net income	$92.6	$110.5	$151.8	$148.7
Earnings per common share:
Basic	$2.08	$2.50	$3.42	$3.36
Diluted	$2.06	$2.48	$3.38	$3.34

The pro forma results presented in the schedule above include adjustments related to the following purchase accounting and other acquisition-related costs:

•	Elimination of historical intangible asset amortization expense and addition of amortization expense based on the current preliminary values of identified intangible assets;

•	Elimination of interest expense associated with retired Universal American obligations;

•	Elimination of transaction and integration-related costs;

•	Elimination of Universal American discontinued operations;

•	Adjustments to align the acquisitions to our accounting policies; and

•	Tax effects of the adjustments noted above.

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

Medicaid Health Plans

Our Medicaid Health Plans segment includes plans for beneficiaries of Temporary Assistance for Needy Families ("TANF"), Supplemental Security Income ("SSI"), Aged Blind and Disabled ("ABD") and other state-based programs that are not part of the Medicaid program, such as Children's Health Insurance Program ("CHIP") and Long-Term Services and Supports ("LTSS") programs. TANF generally provides assistance to low-income families with children. ABD and SSI generally provide assistance to low-income aged, blind or disabled individuals. CHIP provides assistance to qualifying families who are not eligible for Medicaid because their income exceeds the applicable income thresholds. The LTSS program is designed to help people with chronic illnesses or who have disabilities and need health and long-term care services, such as home care or adult day care, to enable them to stay in their homes and communities as long as possible.

Our Medicaid operations in certain states individually account for 10% or more of our consolidated premium revenue. Those states and the respective Medicaid premium revenue as a percentage of total consolidated premium revenue are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Kentucky	15%	18%	16%	18%
Florida	15%	17%	15%	17%
Georgia	10%	11%	10%	11%

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Premium revenue:
Medicaid Health Plans	$2,751.4	$2,378.4	$5,335.6	$4,690.1
Medicare Health Plans	1,316.6	987.5	2,411.3	1,961.6
Medicare PDPs	225.6	224.7	493.7	474.9
Total premium revenue	4,293.6	3,590.6	8,240.6	7,126.6
Medical benefits expense:
Medicaid Health Plans	2,386.9	1,988.1	4,697.5	3,990.0
Medicare Health Plans	1,136.9	831.9	2,045.1	1,656.1
Medicare PDPs	195.2	168.9	455.0	404.7
Total medical benefits expense	3,719.0	2,988.9	7,197.6	6,050.8
ACA industry fee expense:
Medicaid Health Plans	—	36.7	—	73.3
Medicare Health Plans	—	16.1	—	32.3
Medicare PDPs	—	4.1	—	8.3
Total ACA industry fee expense	—	56.9	—	113.9
Gross margin
Medicaid Health Plans	364.5	353.6	638.1	626.8
Medicare Health Plans	179.7	139.5	366.2	273.2
Medicare PDPs	30.4	51.7	38.7	61.9
Total gross margin	574.6	544.8	1,043.0	961.9
Investment and other income	11.4	3.8	18.6	8.3
Other expenses(1)	(444.1)	(341.9)	(816.5)	(674.6)
Income from operations	$141.9	$206.7	$245.1	$295.6

(1)	Other expenses include selling, general and administrative expenses, Medicaid premium taxes, depreciation and amortization and interest.

4. EARNINGS PER COMMON SHARE

We compute basic earnings per common share on the basis of the weighted-average number of unrestricted common shares outstanding. We compute diluted earnings per common share on the basis of the weighted-average number of unrestricted common shares outstanding plus the dilutive effect of our stock-based compensation awards using the treasury stock method.

The calculation of the weighted-average common shares outstanding — diluted is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Weighted-average common shares outstanding — basic	44,498,610	44,260,767	44,432,299	44,212,984
Dilutive effect of outstanding stock-based compensation awards	435,441	289,188	448,058	308,871
Weighted-average common shares outstanding — diluted	44,934,051	44,549,955	44,880,357	44,521,855
Anti-dilutive stock-based compensation awards excluded from computation	3,091	851	3,641	29,126

5. INVESTMENTS

The Company considers all of its investments as available-for-sale securities. Excluding Restricted Investments, the amortized cost, gross unrealized gains or losses and estimated fair value of short-term and long-term investments by security type are summarized in the following tables.

	Amortized Cost		Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2017
Asset-backed securities	$39.8		$—	$—	$39.8
Commercial mortgage-backed securities	6.4		—	—	6.4
Corporate debt securities	339.5		1.1	(0.3)	340.3
Preferred equity securities	6.4		—	—	6.4
Municipal securities	126.9		0.9	(1.5)	126.3
Residential mortgage-backed securities	14.4		—	—	14.4
Short-term time deposits	300.4		—	—	300.4
Government and agency obligations	24.2		—	—	24.2
Other securities	57.8		—	(0.1)	57.7
Total	$915.8	2.0	$2.0	$(1.9)	$915.9
December 31, 2016
Asset backed securities	$3.3		$—	$—	$3.3
Corporate debt securities	67.2		—	—	67.2
Municipal securities	53.7		0.1	(1.5)	52.3
Government and agency obligations	1.0		—	—	1.0
Other securities	57.8		—	(0.1)	57.7
Total	$183.0		$0.1	$(1.6)	$181.5

Contractual maturities of available-for-sale securities at June 30, 2017 are as follows:

	Total	Within 1 Year	1 Through 5 Years	5 Through 10 Years	Thereafter
Asset backed securities	$39.8	$3.9	$35.7	$0.2	$—
Commercial mortgage-backed securities	6.4	1.1	2.2	3.1	—
Corporate debt securities	340.3	124.1	137.7	68.5	10.0
Municipal securities	126.3	24.6	57.7	29.4	14.6
Residential mortgage-backed securities	14.4	—	3.9	10.5	—
Short term time deposits	300.4	300.4	—	—	—
Government and agency obligations	24.2	0.1	17.2	6.9	—
Other securities	57.7	57.7	—	—	—
	$909.5	$511.9	$254.4	$118.6	$24.6

Actual maturities may differ from contractual maturities due to the exercise of pre-payment options. Preferred equity securities may be redeemed at the option of the issuer.

We sold available-for-sale investments totaling $74.7 million and $1.7 million during the three months ended June 30, 2017 and 2016, respectively, and $82.9 million and $3.9 million, during the six months ended June 30, 2017 and 2016, respectively. Realized gains and losses resulting from these sales were not material for any of the periods presented. Additionally, we did not realize any OTTI during any of these periods.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2017
Cash	$3.7	$—	$—	$3.7
Money market funds	58.6	—	—	58.6
U.S. government securities and other	151.6	—	(0.3)	151.3
	$213.9	$—	$(0.3)	$213.6
December 31, 2016
Cash	$92.1	$—	$—	$92.1
Money market funds	67.8	—	—	67.8
U.S. government securities and other	74.5	—	(0.1)	74.4
	$234.4	$—	$(0.1)	$234.3

Realized gains and losses on sales and redemptions of restricted investments were not material for the three and six months ended June 30, 2017 and 2016.

7. STOCK-BASED COMPENSATION

Our Compensation Committee awards certain equity-based compensation under our stock plans, including restricted stock units ("RSUs"), performance stock units ("PSUs") and market stock units ("MSUs"). Compensation expense related to our stock-based compensation awards was $13.9 million and $8.5 million for the three months ended June 30, 2017 and 2016, respectively, and $23.5 million and $15.0 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there was $72.9 million of unrecognized compensation cost related to unvested stock-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.1 years. The unrecognized compensation cost for certain of our PSUs, which are subject to variable accounting, was determined based on our closing common stock price of $179.56 as of June 30, 2017 and amounted to approximately $24.1 million of the total unrecognized compensation cost. Due to the nature of the accounting for these awards, future compensation cost will fluctuate based on changes in our common stock price.

A summary of RSU, PSU and MSU award activity, at target, for the six months ended June 30, 2017, is presented in the table below. For our PSUs and MSUs, shares attained over target upon vesting are reflected as awards granted during the period, while shares canceled due to vesting below target are reflected as awards forfeited during the period.

	RSUs	PSUs	MSUs	Total
Outstanding as of January 1, 2017	275,926	471,852	85,910	833,688
Granted	132,261	230,985	36,009	399,255
Vested	(115,850)	(117,809)	(74,471)	(308,130)
Forfeited	(5,063)	(12,793)	(1,423)	(19,279)
Outstanding as of June 30, 2017	287,274	572,235	46,025	905,534

The weighted-average grant-date fair value of all equity awards granted during the six months ended June 30, 2017 was $144.36.

Refer to Note 2 - Summary of Significant Accounting Policies and Note 15 - Stock-based Compensation to the Consolidated Financial Statements included in our 2016 Form 10-K for additional information regarding our equity-compensation awards and related compensation cost measurement.

8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A summary of changes in our goodwill by reportable segment is as follows for 2017:

	Medicaid Health Plans	Medicare Health Plans	Total
Balance as of December 31, 2016 (1)	282.1	110.4	392.5
Acquired goodwill (2)	8.3	265.7	274.0
Measurement period adjustments (1)	(15.0)	—	$(15.0)
Balance as of June 30, 2017	$275.4	$376.1	$651.5

(1) Medicaid Health Plans goodwill, as of December 31, 2016, includes approximately $102.7 million of goodwill resulting from our acquisition of Care1st Arizona effective on December 31, 2016. During the six months ended June 30, 2017, we reallocated $24.0 million of this goodwill to identifiable intangible assets, net of a $9.0 million corresponding deferred tax liability, based on our preliminary valuation of these assets. Refer to Note 2 – Acquisitions for additional discussion of the Care1st Arizona transaction.
(2) Goodwill related to our 2017 acquisitions is considered preliminary, pending the final allocation of the applicable purchase price. Refer to Note 2 – Acquisitions for additional discussion of our 2017 acquisitions.

Other intangible assets and the related weighted-average amortization periods as of June 30, 2017 and December 31, 2016, are as follows:

	June 30, 2017				December 31, 2016
	Weighted Average Amortization Period (In Years)	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net
Provider networks	15.0	$27.3	$(4.3)	$23.0	$8.4	$(3.7)	$4.7
Licenses and permits	13.6	7.1	(3.8)	3.3	5.1	(3.6)	1.5
Trademarks and tradenames	10.7	53.3	(11.2)	42.1	11.4	(9.8)	1.6
Membership and state contracts	10.5	347.6	(38.5)	309.1	94.3	(29.8)	64.5
Other	5.6	10.0	(3.0)	7.0	4.2	(2.4)	1.8
Total other intangible assets (1)	10.7	$445.3	$(60.8)	$384.5	$123.4	$(49.3)	$74.1

We recorded amortization expense of $8.3 million and $11.5 million for the three and six months ended June 30, 2017, respectively, compared with $2.6 million and $5.1 million for the same periods in 2016. The increase is primarily driven by the previously noted 2017 and 2016 acquisitions, discussed in Note 2 – Acquisitions.

9. DEBT

The following table summarizes our outstanding debt obligations and their classification in the accompanying Condensed Consolidated Balance Sheets (in millions):

	June 30, 2017	December 31, 2016
Long-term debt, net:
5.25% Senior Notes, due April 1, 2025	$1,200.0	$—
5.75% Senior Notes, due November 15, 2020 (1)	—	909.6
Revolving Credit Facility	—	100.0
Debt issuance costs	(19.2)	(12.0)
Total long-term debt, net	$1,180.8	$997.6

(1)	Inclusive of $9.6 million of unamortized debt premium at December 31, 2016.

5.25% Senior Notes due 2025

On March 22, 2017, we completed the offering and sale of 5.25% senior notes due 2025 in the aggregate principal amount of $1,200.0 million (the “2025 Notes”). The aggregate net proceeds from the issuance of the 2025 Notes were $1,182.2 million, with a portion of the net proceeds from the offering being used to repay the $100.0 million outstanding under our credit agreement dated January 8, 2016 (the "Credit Agreement", discussed further below) and to redeem the full $900.0 million aggregate principal amount of our 5.75% Senior Notes due 2020 (the "2020 Notes") on April 7, 2017, which is discussed further below. The remaining net proceeds from the offering of the 2025 Notes are being used for general corporate purposes, including organic growth and working capital.

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

The 2025 Notes are classified as long-term debt in our Condensed Consolidated Balance Sheet at June 30, 2017, based on their April 2025 maturity date.

5.75% Senior Notes due 2020

In November 2013, we issued $600.0 million in aggregate principal amount of our 2020 Notes. In June 2015, we issued an additional $300.0 million of 2020 Notes, pursuant to a reopening of such notes. Refer to Note 10 - Debt to the Consolidated Financial Statements included in our 2016 Form 10-K for additional information regarding these 2020 Notes.

On April 7, 2017, we redeemed the full $900.0 million in aggregate principal amount outstanding of our 2020 Notes at a redemption price of 102.875% of the principal amount, plus accrued and unpaid interest. Our obligations under the related base indenture and supplemental indenture, each dated as of November 14, 2013, by and among us and BNY Mellon, as trustee, were satisfied and discharged on April 7, 2017. In connection with the redemption and repurchase of the 2020 Notes, we incurred a one-time loss on extinguishment of debt of approximately $25.9 million related to the redemption premium, the write-off of associated deferred financing costs and the write-off of the unamortized portion of associated premiums paid on the 2020 Notes. The loss on extinguishment of debt is reflected in our condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2017.

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

In March 2017, we repaid the $100.0 million outstanding under our Revolving Credit Facility, and as a result, there were no borrowings outstanding under the Revolving Credit Facility as of June 30, 2017. Refer to Note 10 - Debt to the Consolidated Financial Statements included in our 2016 Form 10-K for additional information regarding the Credit Agreement, including applicable covenants.

As of June 30, 2017, and the date of this filing, we were in compliance with all covenants under the 2025 Notes and the Credit Agreement.

10. FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis at June 30, 2017 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset-backed securities	$39.8	$—	$39.8	$—
Commercial mortgage backed securities	6.4	—	6.4	—
Corporate debt securities	340.3	—	340.3	—
Preferred equity securities	6.4	—	6.4	—
Municipal securities	126.3	—	114.0	12.3
Residential mortgage-backed securities	14.4	—	14.4	—
Short-term time deposits	300.4	—	300.4	—
Government and agency obligations	24.2	24.2	—	—
Other securities	57.7	57.7	—	—
Total investments	$915.9	$81.9	$821.7	$12.3
Restricted investments:
Cash	$3.7	$3.7	$—	$—
Money market funds	58.6	58.6	—	—
U.S. government securities and other	151.3	151.3	—	—
Total restricted investments	$213.6	$213.6	$—	$—

Assets and liabilities measured at fair value on a recurring basis at December 31, 2016 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset backed securities	$3.3	$—	$3.3	$—
Corporate debt securities	67.2	—	67.2	—
Municipal securities	52.3	—	39.9	12.4
Government and agency obligations	1.0	1.0	—	—
Other securities	57.7	57.7	—	—
Total Investments	$181.5	$58.7	$110.4	$12.4
Restricted investments:
Cash	$92.1	$92.1	$—	$—
Money market funds	67.8	67.8	—	—
U.S. government securities and other	74.4	74.2	0.2	—
Total restricted investments	$234.3	$234.1	$0.2	$—

The following table presents the carrying value and fair value of our long-term debt (including our current portion of long-term debt) outstanding as of June 30, 2017 and December 31, 2016:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term debt - June 30, 2017	$1,180.8	$1,262.1	$—	$—
Long-term debt - December 31, 2016	997.6	927.0	96.2	—

The fair values of our 2025 and 2020 Notes were determined based on quoted market prices; therefore, would be classified within Level 1 of the fair value hierarchy. The fair value of obligations outstanding under our Revolving Credit Facility, as of December 31, 2016, was determined based on a discounted cash flow analysis, utilizing current rates estimated to be available to us for debt of similar terms and remaining maturities; therefore, would be classified within Level 2 of the fair value hierarchy. There were no borrowings outstanding under our Revolving Credit Facility as of June 30, 2017.

The following table presents the changes in the fair value of our Level 3 auction rate securities for the three and six months ended June 30, 2017 and 2016.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$12.4	$31.2	$12.4	$31.7
Realized gains (losses) in earnings	—	—	—	—
Unrealized gains (losses) in other comprehensive income	—	(0.6)	—	(1.1)
Purchases, sales and redemptions	(0.1)	—	(0.1)	—
Net transfers in or (out) of Level 3	—	—	—	—
Balance at end of period	$12.3	$30.6	$12.3	$30.6

11. MEDICAL BENEFITS PAYABLE

A reconciliation of the beginning and ending balances of medical benefits payable, by segment, is as follows:

	Medicaid Health Plans		Medicare Health Plans		Medicare PDPs		Consolidated
	For the six months ended June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Beginning balance	$1,135.8	$1,040.2	$510.0	$473.9	$44.7	$21.9	$1,690.5	$1,536.0
Acquisitions	—	—	128.1	—	—	—	128.1	—
Medical benefits incurred related to:
Current year	4,866.4	4,151.9	2,133.2	1,683.6	517.7	414.5	7,517.3	6,250.0
Prior years	(168.9)	(161.9)	(88.1)	(27.5)	(62.7)	(9.8)	(319.7)	(199.2)
Total	4,697.5	3,990.0	2,045.1	1,656.1	455.0	404.7	7,197.6	6,050.8
Medical benefits paid related to:
Current year	(3,838.2)	(3,349.3)	(1,682.7)	(1,263.4)	(483.7)	(380.4)	(6,004.6)	(4,993.1)
Prior years	(725.6)	(642.6)	(300.7)	(323.7)	19.1	(8.7)	(1,007.2)	(975.0)
Total	(4,563.8)	(3,991.9)	(1,983.4)	(1,587.1)	(464.6)	(389.1)	(7,011.8)	(5,968.1)
Ending balance	$1,269.5	$1,038.3	$699.8	$542.9	$35.1	$37.5	$2,004.4	$1,618.7

We recognize the cost of medical benefits in the period in which services are provided, including an estimate of the cost of medical benefits incurred but not reported ("IBNR"). At June 30, 2017, consolidated IBNR plus expected development on reported claims was $1.4 billion, primarily related to the current year. Medical benefits expense includes direct medical expenses and certain medically-related administrative costs. We evaluate our estimates of medical benefits payable as we obtain more complete claims information and medical expense trend data over time. We record differences between actual experience and estimates used to establish the liability, which we refer to as favorable and unfavorable prior year reserve developments, as increases or decreases to medical benefits expense in the period we identify the differences.

Our consolidated medical benefits payable developed favorably by approximately $319.7 million and $199.2 million for the six months ended June 30, 2017 and 2016, respectively. The release of the provision for moderately adverse conditions included in our prior year estimates was substantially offset by the provision for moderately adverse conditions established for claims incurred in the current year. Accordingly, the favorable development in our estimate of medical benefits payable related to claims incurred in prior years does not directly correspond to a decrease in medical benefits expense recognized during the current or prior period.

Excluding the prior year development related to the release of the provision for moderately adverse conditions, our estimates of consolidated medical benefits payable developed favorably by approximately $178.8 million and $99.1 million for the six months ended June 30, 2017 and 2016, respectively. Such amounts are net of the development relating to refunds due to government customers with minimum loss ratio provisions.

Our Universal American acquisition in April 2017 resulted in an increase to medical benefits payable as of the Effective Date of $128.1 million. See Note 2- Acquisitions, for additional information on the Universal American acquisition.

12. INCOME TAXES

Our effective income tax rate was 35.4% and 35.1% for the three and six months ended June 30, 2017, respectively, and 56.1% and 56.5% for the three and six months ended June 30, 2016, respectively. The decline in our effective rate was primarily driven by the one-year moratorium on the non-deductible ACA industry fee for 2017, higher excess tax benefits resulting from the settlement of stock-compensation awards in 2017 and the favorable effect of the recognition of certain previously unrecognized tax benefits during the three months ended June 30, 2017, discussed below.

In September 2014, the IRS issued final regulations on the ACA's $0.5 million limit on the deduction for compensation for health insurance providers under Internal Revenue Code ("IRC") section 162(m)(6). We believe there is support that the deduction limitations do not apply to the Company and we have reflected deductions totaling $22.2 million, gross before the effect of taxes, for such compensation during the six months ended June 30, 2017. However, we are not able to conclude at this time that our tax position is more-likely-than-not to be sustained upon IRS review for certain periods. Therefore, we recognized cumulative liabilities for unrecognized tax benefits amounting to $24.7 million and $22.2 million at June 30, 2017 and December 31, 2016, respectively.

During April 2017, the IRS completed its audit of our 2015 consolidated income tax return, which effectively settled the 2015 tax year. Accordingly, we recognized $5.0 million of previously unrecognized tax benefits during the three and six months ended June 30, 2017, which had the effect of reducing our effective tax rate.

13. DISCONTINUED OPERATIONS

On August 3, 2016, our subsidiary, Universal American, completed the sale of its Traditional Insurance business prior to our acquisition of Universal American. This was accomplished by selling two life insurance subsidiaries, while retaining ownership of a third life insurance subsidiary, American Progressive Life & Health Insurance of New York ("Progressive"). The sale of the Traditional Insurance business underwritten by Progressive was accomplished through a 100% quota-share reinsurance treaty with a wholly-owned subsidiary of Nassau Re, that, when considered in combination with other reinsurance transactions previously entered into, resulted in the reinsurance of all of the Traditional Insurance policies that were underwritten by Progressive. Accordingly, the discontinued Traditional Insurance business did not materially affect our condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2017.

In accordance with ASC 360-10, Property, Plant and Equipment and ASC 205-20, Presentation of Financial Statements—Discontinued Operations, the Traditional Insurance business has been reported in discontinued operations in this Form 10-Q for the quarterly period ended June 30, 2017.

The following table summarizes the total assets and liabilities of our discontinued operations:

	June 30, 2017	April 28, 2017
	(in millions)
Assets
Cash and cash equivalents	$0.3	$0.8
Investments	47.2	47.7
Reinsurance recoverables	170.3	170.4
Other assets	0.2	0.7
Total Assets	$218.0	$219.6

Liabilities
Reserves and other policy liabilities	$153.3	$153.3
Other liabilities	64.7	65.4
Total liabilities	218.0	218.7

Progressive's traditional insurance products are reinsured under quota share coinsurance treaties with unaffiliated insurers, while the life insurance risks are reinsured under either quota share coinsurance or yearly-renewable term treaties with unaffiliated insurers. Under quota share coinsurance treaties, we pay the reinsurer an agreed upon percentage of all premiums and the reinsurer reimburses us that same percentage of any losses. In addition, the reinsurer pays us certain allowances to cover commissions, the cost of administering the policies and premium taxes. Under yearly-renewable term treaties, the reinsurer receives premiums at an agreed upon rate for its share of the risk on a yearly-renewable term basis. We also use excess of loss reinsurance agreements for certain policies whereby we limit our loss in excess of specified thresholds.

We evaluate the financial condition of our Traditional Insurance reinsurers and monitor concentrations of credit risk to minimize our exposure to significant losses from reinsurer insolvencies. We are obligated to pay claims in the event that a reinsurer to whom we have ceded an insured claim fails to meet its obligations under the reinsurance agreement. We are not aware of any instances where any of our reinsurers have been unable to pay any policy claims on any reinsured business.

14. COMMITMENTS AND CONTINGENCIES

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

Pursuant to our obligations, we have advanced legal fees and related expenses to three former officers and two additional associates who were criminally indicted in connection with the government investigations of the Company that commenced in 2007 related to federal criminal health care fraud charges including conspiracy to defraud the United States, false statements relating to health care matters, and health care fraud in connection with their defense of criminal charges. In June 2013, the jury in the federal criminal trial reached guilty verdicts on multiple charges for the four individuals that were tried in 2013. In May 2014, the individuals were sentenced and our request for restitution was denied. All four individuals filed notices of appeal and the government filed notices of cross appeal on three of the four individuals, which the government has subsequently voluntarily dismissed. The appellate court affirmed the convictions in August 2016. Mr. Farha filed a petition for a writ of certiorari to the United States Supreme Court in January 2017. In April 2017, the United States Supreme Court declined to hear the appeal by Mr. Farha. The fifth individual, Mr. Bereday, entered a guilty plea in June 2017 in connection with the federal criminal charges, which was accepted by the court in July 2017. Mr. Bereday is expected to be sentenced in mid-November.

We have also previously advanced legal fees and related expenses to these five individuals regarding: a dispute in Delaware Chancery Court related to whether we were legally obligated to advance fees or indemnify certain of these individuals; the class actions titled Eastwood Enterprises, L.L.C. v. Farha, et al. and Hutton v. WellCare Health Plans, Inc. et al. filed in federal court; six stockholder derivative actions filed in federal and state courts between October 2007 and January 2008; an investigation by the United States Securities & Exchange Commission (the "Commission"); an action by the Commission filed in January 2012 against three of the five individuals, Messrs. Farha, Behrens and Bereday, and a qui tam action against Messrs. Farha, Behrens and Bereday in federal court. We settled the class actions in May 2011. In 2010, we settled the stockholder derivative actions and we were realigned as the plaintiff to pursue our claims against Messrs. Farha, Behrens and Bereday. Pursuant to the settlement agreements described below, Messrs. Farha and Behrens were dismissed from the federal court and state derivative actions. Pursuant to the settlement agreement with Mr. Bereday described below, Mr. Bereday will be dismissed from the federal and state derivate actions and the fee advancement case in Delaware Chancery Court. The Commission action and the qui tam action are currently stayed.

In April 2017, the Commission and Mr. Farha entered into a consent judgment to pay $12.5 million to the Commission and $7.5 million to us. In April 2017, the Commission and Mr. Behrens also entered into a consent judgment to pay $4.5 million to the Commission and $1.5 million to us.
In addition, we have advanced a portion of the legal fees and related expenses to Mr. Farha in connection with lawsuits he filed in Delaware and Florida state court to have certain restrictions lifted on WellCare stock purportedly awarded to him during his employment with us. The Delaware and Florida state court matters have been dismissed.

In September 2016, we entered into a settlement agreement with Mr. Farha pursuant to which he paid us $7.5 million, as referenced in the April 2017 consent judgment with the Commission, and we agreed that we would not seek to recover additional legal fees previously advanced related to these matters, and that our obligation to continue advancing fees would be limited to no more than an additional $7.5 million.

We also have advanced a portion of the legal fees and related expenses to Mr. Behrens in connection with his lawsuit in Delaware state court to have certain restrictions lifted on WellCare stock purportedly awarded to him during his employment with WellCare, which the court dismissed. In October 2016, we also entered into a settlement agreement with Mr. Behrens pursuant to which he paid us $1.5 million, as referenced in the April 2017 consent judgment with the Commission, and we agreed that we would not seek to recover additional legal fees previously advanced in connection with these matters, and that our obligation to continue advancing fees would be limited to no more than an additional $1.5 million.

In June 2017, we entered into a settlement agreement with Mr. Bereday that became effective in July 2017, pursuant to which we agreed that we would not seek to recover legal fees previously advanced in connection with these matters, and that our obligation to continue advancing fees would be limited to no more than an additional $2.5 million.

In connection with these matters, we have advanced to the five individuals cumulative legal fees and related expenses of approximately $235.3 million from the inception of the investigations through June 30, 2017. We incurred $3.0 million and $4.3 million of these fees and related expenses during the three months ended June 30, 2017 and 2016, respectively, and $5.5 million and $9.7 million during the six months ended June 30, 2017 and 2016, respectively. These fees are not inclusive of the amounts recovered from Mr. Farha and Mr. Behrens discussed above. We expense these costs as incurred and classify the costs as selling, general and administrative expense incurred in connection with the investigations and related matters.

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

Separate and apart from the legal matters described above, we are also involved in other legal actions in the normal course of our business, including, without limitation, protests and appeals related to Medicaid procurement awards, wage and hour claims and other employment claims, claims for indemnification and appraisal rights under purchase agreements, vendor disputes and provider disputes regarding payment of claims. Some of these actions seek monetary damages including claims for liquidated or punitive damages, which are not covered by insurance. We review relevant information with respect to these litigation matters and we update our estimates of reasonably possible losses and related disclosures. We accrue an estimate for contingent liabilities, including attorney's fees related to these matters, if a loss is probable and estimable. Currently, we do not expect that the resolution of any of these currently pending actions, either individually or in the aggregate, will differ materially from our current estimates or have a material adverse effect on our results of operations, financial condition and cash flows. However, the outcome of any legal actions cannot be predicted, and therefore, actual results may differ from those estimates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Form 10-Q for the quarterly period ended June 30, 2017 ("2017 Form 10-Q"), which are not historical fact may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Such statements, which may address, among other things, our financial outlook, the timing of the launch of new programs, pending new Medicaid contracts, the appropriation and payment to us by state governments of Medicaid premiums receivable, the financial effect of recent acquisitions, including integration costs, rate changes, market acceptance of our products and services, our ability to finance growth opportunities, our ability to respond to changes in laws and government regulations, including any repeal, replacement or modification of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA"), implementation of our growth strategies, projected capital expenditures, liquidity and the availability of additional funding sources may be found in this Item of this 2017 Form 10-Q and elsewhere in this report generally. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "targets," "predicts," "potential," "continues" or the negative of such terms or other comparable terminology. Forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. Please refer to the Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 ("2016 Form 10-K"). These forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, as they are based on management's expectations and beliefs about future events and circumstances. Given the risks and uncertainties inherent in forward-looking statements, any of our forward-looking statements could be incorrect and investors are cautioned not to place undue reliance on any of our forward-looking statements. Subsequent events and developments may cause actual results to differ, perhaps materially, from our forward-looking statements. We undertake no duty and expressly disclaim any obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Our actual results may differ materially from those indicated by forward-looking statements as a result of various important factors, including the expiration, cancellation, delay, suspension or amendment of our state and federal contracts. In addition, our results of operations and estimates of future earnings depend, in large part, on accurately estimating and effectively managing health care benefits and other operating expenses. A variety of factors may affect our premium revenue, medical expenses, profitability, cash flows, and liquidity, including the outcome of any protests and litigation related to Medicaid awards, competition, changes in health care practices, changes in the demographics of our members, higher than expected utilization of health care services by our members, changes in federal or state laws and regulations or their interpretations, inflation, provider contract changes, changes in or suspensions or terminations of our contracts with government agencies, new technologies, such as new, expensive medications, potential reductions in Medicaid and Medicare revenue, the appropriation and payment to us by state governments of Medicaid premiums receivable, our ability to negotiate actuarially sound rates, especially in new programs with limited experience, government-imposed surcharges, taxes or assessments, changes to how provider payments are made by governmental payors, the ability of state customers to launch new programs on their announced timelines, or at all, the timing of the approval by the Centers for Medicare & Medicaid Services ("CMS") of Medicaid contracts, or changes to the contracts or rates required to obtain CMS approval, major epidemics, disasters and numerous other factors affecting the delivery and cost of health care, such as major health care providers' inability to maintain their operations and our ability to implement health care value-added programs and our ability to control our medical costs and other operating expenses, including through our vendors. Governmental action or inaction could result in premium revenues not increasing to offset any increase in medical costs, the ACA industry fee or other operating expenses. Once set, premiums are generally fixed for one-year periods and, accordingly, costs that exceed our estimates or our regulators' actuarial pricing assumptions during such periods generally may not be able to be recovered through higher premiums or rate adjustments. Furthermore, if we are unable to estimate accurately incurred but not reported medical costs in the current period, our future profitability may be adversely affected. Due to these factors and risks, we cannot provide any assurance regarding our future premium levels or our ability to control our future medical costs.

In addition, the risks and uncertainties include, but are not limited to, our progress on top priorities such as integrating care management, advocating for our members, building advanced relationships with providers and government partners, delivering prudent, profitable growth, our ability to effectively estimate and manage growth, our ability to address operational challenges relating to new business, including, but not limited to, the outcome of any protests and litigation related to Medicaid awards, our ability to meet the requirements of readiness reviews, the timing and ability to satisfy closing conditions for pending acquisitions, including receipt of regulatory approvals, adjustments to the purchase price of pending acquisitions and its manner of payment, our ability to effectively integrate acquisitions, and the performance of our acquisitions once acquired. Due to these factors and risks, we may be required to write down or take impairment charges of assets associated with acquisitions. Furthermore, at both the federal and state government levels, legislative and regulatory proposals have been made related to, or potentially affecting, the health care industry, including but not limited to, repeal, replacement or modification of the ACA, reform of the Medicaid and Medicare programs, limitations on managed care organizations, changes to membership eligibility, and benefit mandates. Any such legislative or regulatory action could have the effect of reducing the premiums paid to us by governmental programs, increasing our medical and administrative costs or requiring us to materially alter the manner in which we operate. We are unable to predict the specific content of any future legislation, action or regulation that may be enacted or when any such future legislation or regulation will be adopted. Therefore, we cannot predict accurately the effect or ramifications of such future legislation, action or regulation on our business.

OVERVIEW

Introduction

WellCare Health Plans, Inc. (the "Company," "we," "us," or "our"), focuses exclusively on government-sponsored managed care services, primarily through Medicaid, Medicare Advantage ("MA") and Medicare Prescription Drug Plans ("PDPs") to families, children, seniors and individuals with complex medical needs. As of June 30, 2017, we served approximately 4.4 million members. During the six months ended June 30, 2017, we operated Medicaid health plans in Arizona, Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, Nebraska, New Jersey, New York and South Carolina. We began serving Medicaid and Medicare members in Arizona, effective December 31, 2016, in connection with the acquisition of Care1st Health Plan Arizona, Inc. and One Care by Care1st Health Plan of Arizona, Inc. (together, "Care1st Arizona"). Effective January 1, 2017, we began serving Medicaid members statewide in Nebraska.

As of June 30, 2017, we also operated MA coordinated care plans ("CCPs") in Arizona, Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Maine, Mississippi, New Jersey, New York, South Carolina, Tennessee and Texas, as well as stand-alone Medicare prescription drug plans ("PDP") nation-wide.

Summary of Consolidated Financial Results

Summarized below are the key highlights for the three months and six months ended June 30, 2017. For additional information, refer to "Results of Operations" below, which discusses both consolidated and segment results.

▪
Membership at June 30, 2017 increased by 659,000, or 17.5%, compared with June 30, 2016, mainly driven by an increase in Medicaid Health Plans membership due to our participation in Missouri's Medicaid program statewide expansion, effective May 1, 2017, membership acquired from Phoenix Health Plan (“PHP”) and Care1st Arizona in May 2017 and December 2016, respectively, and our new Nebraska Medicaid plan effective January 1, 2017. Our Medicare Health Plans membership increased due to the addition of approximately 119,000 MA members from the Universal American Corp. ("Universal American") acquisition discussed in Note 2- Acquisitions of this 2017 Form 10-Q, while our 2017 bid positioning increased year-over-year membership in both our Medicare Health Plans and Medicare PDPs segments.

▪
Premiums increased 19.6% and 15.6% for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016, primarily reflecting our acquisitions of Universal American and Care1st Arizona and organic growth across all three lines of business. These increases were partially offset by the effect of the ACA industry fee moratorium for 2017 (discussed in Key Development and Accomplishments below), which resulted in the elimination of any associated Medicaid ACA industry fee reimbursements from our state government partners.

▪
Net Income for the three months ended June 30, 2017 decreased $16.7 million, or 18.4%, compared with the same period in 2016, driven by a $26.1 million loss on extinguishment of debt, primarily related to the early redemption, on April 7, 2017, of our 5.75% $900.0 million of senior notes otherwise due 2020 (the “2020 Notes”), and $25.6 million in one-time transaction and integration costs related to the acquisition of Universal American. These decreases were partially offset by continued improvement in operational execution as discussed further in the "Results of Operations". Net Income for the six months ended June 30, 2017 increased $12.8 million, or 10.0%, compared with the same period in 2016, primarily driven by continued improvement in operational execution as discussed further in the "Results of Operations."

Key Developments and Accomplishments

Presented below are key developments and accomplishments relating to progress on our business strategy that have affected, or are expected to affect, our results:

•
On April 28, 2017 (the "Effective Date"), we completed the acquisition of Universal American. The acquisition of Universal American contributed approximately 119,000 MA members in Texas, New York and Maine, strengthening our business by increasing our MA membership by a third, deepening our presence in two key markets, Texas and New York, and diversifying our business portfolio. The transaction is valued at approximately $770.0 million.

•
On May 1, 2017, we completed our previously announced acquisition of certain assets, including Arizona Medicaid membership and certain provider contracts, from Phoenix Health Plan ("PHP"). The transaction included the transfer of approximately 42,000 Medicaid members to Care1st Arizona, a wholly owned subsidiary of the Company. The transaction was funded with available cash on hand. As of June 30, 2017, we served approximately 158,000 Medicaid members in Arizona.

•
Effective May 1, 2017, we began services under a new contract with the State of Missouri, which expanded the state's MO HealthNet Managed Care (Medicaid) program statewide into all four regions of the state. We continue to serve Temporary Assistance for Needy Families ("TANF") and Children's Health Insurance Program ("CHIP") beneficiaries through this program. As of June 30, 2017, we served approximately 298,000 Medicaid members in Missouri, an increase of 181,000 members or 154.7%, from 117,000 members at June 30, 2016.

•
On March 22, 2017, we completed the offering and sale of our 5.25% senior notes due 2025 in the aggregate principal amount of $1,200.0 million (the “2025 Notes”) and increased the amount available under our credit agreement dated January 8, 2016 (the "Credit Agreement") from $850.0 million to $1.0 billion. A portion of the aggregate net proceeds were used to repay the $100.0 million outstanding under the Credit Agreement and to redeem the full $900.0 million aggregate principal amount of our 2020 Notes on April 7, 2017. In connection with the redemption and repurchase of the 2020 Notes, we incurred a one-time loss on extinguishment of debt related to the redemption premium, the write-off of associated deferred financing costs and the write-off of the unamortized portion of associated premiums paid on the 2020 Notes.

•
On January 1, 2017, we began serving Medicaid beneficiaries under Nebraska's Medicaid Managed Care program, Heritage Health. Our Nebraska contract has an initial five-year term and two additional one-year renewal options at the discretion of the Nebraska Department of Administrative Services. As of June 30, 2017, we served approximately 79,000 Medicaid members in Nebraska.

•
Effective January 1, 2017, the Consolidated Appropriations Act, 2016 provided for a one-year moratorium on the ACA industry fee, and, as a result, eliminated the associated Medicaid ACA industry fee reimbursements from our state government partners. Accordingly, we did not incur ACA industry fee expense for the three and six months ended June 30, 2017, compared with $56.9 million and $113.9 million incurred for the three and six months ended June 30, 2016, respectively. Additionally, we did not receive any Medicaid ACA industry fee reimbursement revenue during the three and six months ended June 30, 2017, compared with $58.3 million and $116.4 million recognized for the three and six months ended June 30, 2016, respectively.

Political and Regulatory Developments

In April 2017, the CMS final call letter revised the proposed 2018 MA and Part D rates. We estimate the 2018 rates, as compared with 2017, will decrease slightly, excluding Medicare coding trends and the return of the ACA industry fee.

Our 2018 PDP bids resulted in one of our basic plans being below the benchmarks in 25 of the 34 CMS regions, and within the de minimis range in five other regions, compared with our 2017 bids, in which we were below the benchmarks in 30 of the 34 CMS regions, and within the de minimis range in three other regions.

RESULTS OF OPERATIONS

Condensed Consolidated Financial Results

The following tables set forth condensed consolidated statements of operations data, as well as other key data used in our results of operations discussion for the three and six months ended June 30, 2017 compared with the same periods in 2016.

	For the Three Months Ended June 30,		Percentage	For the Six Months Ended June 30,		Percentage
	2017	2016	Change	2017	2016	Change
Revenues:	(Dollars in millions)			(Dollars in millions)
Premium	$4,293.6	$3,590.6	19.6%	$8,240.6	$7,126.6	15.6%
Investment and other income	11.4	3.8	200.0%	18.6	8.3	124.1%
Total revenues	4,305.0	3,594.4	19.8%	8,259.2	7,134.9	15.8%

Expenses:
Medical benefits	3,719.0	2,988.9	24.4%	7,197.6	6,050.8	19.0%
Selling, general and administrative	365.5	278.0	31.5%	667.9	546.9	22.1%
ACA industry fee	—	56.9	(100.0)%	—	113.9	(100.0)%
Medicaid premium taxes	31.2	27.6	13.0%	61.1	54.8	11.5%
Depreciation and amortization	29.3	21.7	35.0%	53.2	42.5	25.2%
Interest	18.1	14.6	24.0%	34.3	30.4	12.8%
Total expenses	4,163.1	3,387.7	22.9%	8,014.1	6,839.3	17.2%
Income from operations	141.9	206.7	(31.3)%	245.1	295.6	(17.1)%
Loss on extinguishment of debt	26.1	—	—%	26.1	—	—%
Income before income taxes and equity in losses of unconsolidated subsidiaries	115.8	206.7	(44.0)%	219.0	295.6	(25.9)%
Equity in losses of unconsolidated subsidiaries	(1.1)	—	—%	(1.1)	—	—%
Income before income taxes	114.7	206.7	(44.5)%	217.9	295.6	(26.3)%
Income tax expense	40.6	115.9	(65.0)%	76.5	167.0	(54.2)%
Net income	$74.1	$90.8	(18.4)%	$141.4	$128.6	10.0%
Effective tax rate	35.4%	56.1%	(20.7)%	35.1%	56.5%	(21.4)%

Membership

In the following tables, we have summarized membership for our business segments in each state that exceeded 5% of our total membership, as well as all other states in the aggregate, as of June 30, 2017 and 2016, respectively.

	June 30, 2017
State	Medicaid Health Plans(1)	Medicare Health Plans(1)	Medicare PDPs	Total Membership	Percentage of Total
Florida	768,000	100,000	30,000	898,000	20.3%
Georgia	577,000	45,000	20,000	642,000	14.5%
Kentucky	446,000	9,000	23,000	478,000	10.8%
Missouri	298,000	—	16,000	314,000	7.1%
New York	143,000	88,000	57,000	288,000	6.5%
Illinois	145,000	17,000	34,000	196,000	4.4%
Other states	451,000	225,000	936,000	1,612,000	36.4%
Total	2,828,000	484,000	1,116,000	4,428,000	100.0%

	June 30, 2016
State	Medicaid Health Plans(1)	Medicare Health Plans(1)	Medicare PDPs	Total Membership	Percentage of Total
Florida	773,000	92,000	29,000	894,000	23.7%
Georgia	580,000	38,000	23,000	641,000	17.0%
Kentucky	445,000	8,000	20,000	473,000	12.5%
Missouri	117,000	—	13,000	130,000	3.4%
New York	129,000	42,000	55,000	226,000	6.0%
Illinois	168,000	15,000	28,000	211,000	5.6%
Other states	214,000	136,000	844,000	1,194,000	31.8%
Total	2,426,000	331,000	1,012,000	3,769,000	100.0%

(1) Medicaid Health Plans and Medicare Health Plans membership includes members who are dually-eligible and participate in both our Medicaid and Medicare programs. The dually-eligible membership was 51,000 and 44,000 of our Medicaid and Medicare membership as of June 30, 2017 and 2016, respectively.

As of June 30, 2017, membership increased approximately 659,000 members, or 17.5%, compared with June 30, 2016. Membership discussion by segment follows:

•
Medicaid Health Plans. Membership increased by 402,000 or 16.6% year-over-year, to 2.8 million members as of June 30, 2017. The increase was primarily driven by our participation in Missouri's Medicaid program statewide expansion, our Arizona acquisitions and our new Nebraska Medicaid plan.

•
Medicare Health Plans. Membership as of June 30, 2017 increased by 153,000 year-over-year, or 46.2%, to 484,000 members. The increase primarily reflects our acquisition of Universal American and our 2017 bid positioning, partially offset by planned service area reductions for the 2017 plan year.

•	Medicare PDPs. Membership as of June 30, 2017 increased 104,000 year-over-year, or 10.3%, to 1.1 million members. The increase was primarily the result of our 2017 bid strategy.

Premium Revenue

Premium revenue increased by approximately $703.0 million and $1.1 billion for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016, reflecting our acquisitions of Universal American and Care1st Arizona, our participation in the Missouri Medicaid program expansion, net rate changes in certain of our Medicaid markets, and organic growth across all three lines of business. These increases were partially offset by the effect of the ACA industry fee moratorium for 2017, which resulted in the elimination of any associated Medicaid ACA industry fee reimbursements from our state government partners as discussed in "Key Developments and Accomplishments".

Medical Benefits Expense

Medical benefits expense increased by approximately $730.1 million and $1.1 billion for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016, primarily driven by the previously noted 2017 and 2016 acquisitions and organic membership growth across all lines of business, partially offset by the favorable result of continued performance in clinical and pharmacy execution.

Selling, General and Administrative ("SG&A") Expense

SG&A expense, under generally accepted accounting principles in the United States of America ("GAAP"), includes aggregate costs related to previously disclosed government investigations and related litigation and resolution costs ("Investigation costs"). Refer to Note 14 - Commitments and Contingencies within the Condensed Consolidated Financial Statements included in this 2017 Form 10-Q for additional discussion of these Investigation costs. For the three and six months ended June 30, 2017, SG&A expense also included certain costs associated with our acquisition of Universal American ("Transaction and integration costs"). These costs include severance payments to former executives, advisory, legal and other professional fees that are reflected in SG&A expense in our condensed consolidated statements of comprehensive income. For the three and six months ended June 30, 2016, SG&A expense also included certain activities relating to the divestiture of Sterling Life Insurance Company ("Sterling divestiture costs"), transitory costs related to our decision to change our pharmacy benefit manager ("PBM") as of January 1, 2016 ("PBM transitory costs"), and certain non-recurring Iowa-related SG&A expenses relating to readiness costs, certain wind-down costs of WellCare's Iowa operations and certain legal costs ("Iowa SG&A costs"). Although the excluded items may recur, we believe that by providing non-GAAP measurements exclusive of these items, we facilitate period-over-period comparisons and provide additional clarity about events and trends affecting our core operating performance, as well as providing comparability to competitor results. The Investigation costs are related to a discrete incident, which we do not expect to re-occur. The other specific costs mentioned above are related to specific 2016 and 2017 events, which do not reflect the underlying ongoing performance of our business. The non-GAAP financial measures should be considered in addition to, but not as a substitute for, or superior to, financial measures prepared in accordance with GAAP. Below is a reconciliation of these non-GAAP measures with the most directly comparable financial measure calculated in accordance with GAAP.

The reconciliation of SG&A expense, including and excluding such costs, is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
SG&A expense (GAAP)	$365.5	$278.0	$667.9	$546.9
Adjustments:
Investigation costs	(3.2)	(6.0)	(6.3)	(12.5)
Transaction and integration costs	(25.6)	—	(26.7)	—
Sterling divestiture costs	—	(2.0)	—	(1.7)
PBM transitory costs	—	—	—	(4.9)
Iowa SG&A costs	—	—	—	(5.2)
Adjusted SG&A expense (non-GAAP)	$336.7	$270.0	$634.9	$522.6
SG&A ratio (GAAP) (1)	8.5%	7.7%	8.1%	7.7%
Adjusted SG&A ratio (non-GAAP) (2)	7.9%	7.7%	7.8%	7.5%

(1) SG&A expense, as a percentage of total premium revenue.
(2) Adjusted SG&A expense, as a percentage of total premium revenue, excluding Medicaid premium taxes reimbursement and Medicaid ACA industry fee reimbursements.

Our SG&A expense for the three and six months ended June 30, 2017, increased approximately $87.5 million and $121.0 million, respectively, compared with the same periods in 2016. Additionally, our SG&A ratio increased by 80 and 40 basis points for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016. These increases were primarily the result of our acquisitions of Universal American, including one-time transaction and integration costs, and Care1st Arizona, staffing and infrastructure costs to support organic growth, and variable short-term and long-term management incentive compensation due to improved company performance.

Our Adjusted SG&A expense for the three and six months ended June 30, 2017, increased approximately $66.7 million and $112.3 million, respectively, compared with the same periods in 2016. Additionally, our Adjusted SG&A ratio increased by 20 and 30 basis points for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016. These increases were primarily the result of our acquisitions of Universal American and Care1st Arizona as well as variable short-term and long-term management incentive compensation due to improved company performance.

Income Tax Expense

Our effective income tax rate for the three and six months ended June 30, 2017 was 35.4% and 35.1%, respectively, compared with 56.1% and 56.5% for the same periods in 2016. The decline in our effective rate was driven by the one-year moratorium on the non-deductible ACA industry fee for 2017, higher excess tax benefits resulting from the settlement of stock-compensation awards in 2017 and the favorable effect of the recognition of certain previously unrecognized tax benefits during the three months ended June 30, 2017. Refer to Note 12 - Income Taxes to the Condensed Consolidated Financial Statements in this 2017 Form 10-Q for further discussion regarding the recognition of previously unrecognized tax benefits in 2017.

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

We use gross margin, MBR and, where applicable, Adjusted MBR to monitor our management of medical benefits and medical benefits expense. These metrics are utilized to make various business decisions, including which health care plans to offer, which geographic areas to enter or exit and which health care providers to include in our networks.

For further information regarding premium revenues and medical benefits expense, please refer to "Premium Revenue Recognition and Premiums Receivable," and "Medical Benefits Expense and Medical Benefits Payable" in Part II – Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates in our 2016 Form 10-K.

Reconciling Segment Results

The following table reconciles our reportable segment results to income from operations, as reported in accordance with GAAP.

	For the Three Months Ended June 30,		Percentage	For the Six Months Ended June 30,		Percentage
	2017	2016	Change	2017	2016	Change
	(Dollars in millions)			(Dollars in millions)
Gross Margin
Medicaid Health Plans	$364.5	$353.6	3.1%	$638.1	$626.8	1.8%
Medicare Health Plans	179.7	139.5	28.8%	366.2	273.2	34.0%
Medicare PDPs	30.4	51.7	(41.2)%	38.7	61.9	(37.5)%
Total gross margin	574.6	544.8	5.5%	1,043.0	961.9	8.4%
Investment and other income	11.4	3.8	200.0%	18.6	8.3	124.1%
Other expenses (1)	(444.1)	(341.9)	29.9%	(816.5)	(674.6)	21.0%
Income from operations	$141.9	$206.7	(31.3)%	$245.1	$295.6	(17.1)%

(1)	Other expenses include SG&A expenses, Medicaid premium taxes, depreciation and amortization, and interest.

Medicaid Health Plans

Our Medicaid Health Plans segment includes plans for beneficiaries of TANF, Supplemental Security Income ("SSI"), Aged Blind and Disabled ("ABD") and other state-based programs that are not part of the Medicaid program, such as CHIP and the Long-Term Services and Supports ("LTSS") program.

Medicaid Health Plans Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicaid Health Plans segment for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		Percentage	For the Six Months Ended June 30,		Percentage
	2017	2016	Change	2017	2016	Change
	(Dollars in millions)			(Dollars in millions)
Premium revenue (1)	$2,720.2	$2,292.5	18.7%	$5,274.5	$4,518.9	16.7%
Medicaid premium taxes (1)	31.2	27.6	13.0%	61.1	54.8	11.5%
Medicaid ACA industry fee reimbursement (1)	—	58.3	(100.0)%	—	116.4	(100.0)%
Total premiums	2,751.4	2,378.4	15.7%	5,335.6	4,690.1	13.8%
Medical benefits expense	2,386.9	1,988.1	20.1%	4,697.5	3,990.0	17.7%
ACA industry fee	—	36.7	(100.0)%	—	73.3	(100.0)%
Gross margin	$364.5	$353.6	3.1%	$638.1	$626.8	1.8%

Medicaid Health Plans MBR (1)	86.8%	83.6%	3.2%	88.0%	85.1%	2.9%
Effect of:
Medicaid premium taxes	0.9%	1.0%		1.1%	1.0%
Medicaid ACA industry fee reimbursement	—	2.1%		—	2.2%
Medicaid Health Plans Adjusted MBR (1)	87.7%	86.7%	1.0%	89.1%	88.3%	0.8%

Medicaid membership at end of period:	2,828,000	2,426,000	16.6%

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

Medicaid total premiums increased 15.7% and 13.8% for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016, primarily driven by membership acquired from our Arizona acquisitions, our new Nebraska Medicaid plan and our participation in Missouri's Medicaid program statewide expansion. Rate increases in certain of our existing Medicaid markets also contributed to the year-over-year increase. These increases were partially offset by the effect of the previously noted ACA industry fee moratorium for 2017, which resulted in the elimination of any associated Medicaid ACA industry fee reimbursements from our state government partners.

Excluding Medicaid premium taxes and the Medicaid ACA industry fee reimbursements, Medicaid premium revenue for the three and six months ended June 30, 2017 increased 18.7% and 16.7%, respectively, compared with the same periods in 2016, resulting from our previously discussed 2017 and 2016 Medicaid acquisitions, our new Nebraska Medicaid program, the Missouri Medicaid program expansion and net rate changes in certain of our existing Medicaid markets.

Medical benefits expense for the three and six months ended June 30, 2017 increased 20.1% and 17.7%, respectively, compared with the same periods in 2016, primarily resulting from the previously discussed increase in membership, including growth from acquisitions and organic growth resulting from our new Nebraska market and Missouri's statewide expansion.

Our Medicaid Health Plans segment MBR increased 320 and 290 basis points for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016, resulting primarily from the effect of the ACA industry fee moratorium and, as a result, the elimination of associated Medicaid reimbursement revenue, the addition of our new Medicaid businesses in Arizona and Nebraska, and new members from the statewide expansion of the Missouri Medicaid program. Excluding the effect of Medicaid premium taxes and Medicaid ACA industry fee reimbursements, our Medicaid Health Plans Adjusted MBR increased 100 and 80 basis points for the three and six months ended June 30, 2017, respectively, due to the inclusion of our new Medicaid businesses in Arizona and Nebraska, as well as new members from the statewide expansion of the Missouri Medicaid program.

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

Medicare Health Plans Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare Health Plans segment for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		Percentage	For the Six Months Ended June 30,		Percentage
	2017	2016	Change	2017	2016	Change
Medicare Health Plans:	(Dollars in millions)			(Dollars in millions)
Premium revenue	$1,316.6	$987.5	33.3%	$2,411.3	$1,961.6	22.9%
Medical benefits expense	1,136.9	831.9	36.7%	2,045.1	1,656.1	23.5%
ACA industry fee	—	16.1	(100.0)%	—	32.3	(100.0)%
Gross margin	$179.7	$139.5	28.8%	$366.2	$273.2	34.0%
MBR	86.4%	84.2%	2.2%	84.8%	84.4%	0.4%
Membership	484,000	331,000	46.2%

Medicare Health Plans premium revenue for the three and six months ended June 30, 2017 increased $329.1 million and $449.7 million, or 33.3% and 22.9%, respectively, compared with the same periods in 2016, primarily driven by our acquisition of Universal American, our 2017 bid strategy, and organic growth.

Medical benefits expense for the three and six months ended June 30, 2017 increased $305.0 million and $389.0 million, or 36.7% and 23.5%, respectively, compared with the same periods in 2016, primarily due to increased membership acquired from the acquisition of Universal American and increased membership as a result of our 2017 bid positioning. The Medicare Health Plans segment MBR increased by 220 and 40 basis points for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016, primarily resulting from the Universal American acquisition and increased investments in quality program initiatives.

Medicare PDPs

We have contracted with CMS to serve as a plan sponsor offering stand-alone Medicare Part D PDPs to Medicare eligible beneficiaries through our Medicare PDPs segment. The PDP benefit design generally results in our incurring a greater portion of the responsibility for total prescription drug costs in the early stages of a plan year, and less in the latter stages of a plan year, due to the members' share of cumulative out-of-pocket costs increasing throughout the plan year. As a result, the Medicare PDPs' MBR is generally lower in the second half of the year as compared with the first half. Also, the level and mix of members between those who are auto-assigned to us and those who actively choose our PDPs affect the segment MBR pattern across periods.

Medicare PDPs Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare PDPs segment for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		Percentage	For the Six Months Ended June 30,		Percentage
	2017	2016	Change	2017	2016	Change
Medicare PDPs:	(Dollars in millions)			(Dollars in millions)
Premium revenue	$225.6	$224.7	0.4%	$493.7	$474.9	4.0%
Medical benefits expense	195.2	168.9	15.6%	455.0	404.7	12.4%
ACA industry fee	—	4.1	(100.0)%	—	8.3	(100.0)%
Gross margin	$30.4	$51.7	(41.2)%	$38.7	$61.9	(37.5)%
MBR	86.5%	75.1%	11.4%	92.2%	85.2%	7.0%
Membership	1,116,000	1,012,000	10.3%

Medicare PDPs premium revenue increased for the three and six months ended June 30, 2017 increased 0.4% and 4.0%, respectively, compared with the same periods in 2016. Medical benefits expense increased 15.6% and 12.4% for the three and six months ended June 30, 2017, respectively. This was primarily due to the increase in membership resulting from our 2017 bid strategy. The Medicare PDPs MBR, for the three and six months ended June 30, 2017, increased by 1,140 and 700 basis points over the same periods in 2016, reflecting the effect of our 2017 bid strategy.

BUSINESS TRENDS AND INFLATION

Health care expenditures have grown consistently for many years, and we expect overall health care costs to continue to grow in the future due to inflation, evolving medical technology, pharmaceutical advancement, regulatory requirements, demographic trends in the U.S. population, and national interest in health and wellbeing. We use various strategies to mitigate the negative effects of health care cost inflation. Specifically, our health plans try to control medical and hospital costs through our state savings initiatives and contracts with independent providers of health care services. Through these contracted care providers, our health plans emphasize preventive health care and appropriate use of specialty and hospital services. Additionally, our contracts with states require actuarially sound premiums that include health care cost trend. While we currently believe our strategies to mitigate health care cost inflation will continue to be successful, competitive pressures, new health care and pharmaceutical product introductions, demands from health care providers and customers, applicable health care reform regulations, an increase in the expected rate of inflation for health care costs, or other factors may affect our ability to control health care costs.

OUTLOOK

Medicaid Health Plans - We expect premium revenue (GAAP) for our Medicaid Health Plans segment to be in the range of $10.5 billion to $10.7 billion for 2017, compared with $9.5 billion for 2016. We expect premium revenue for our Medicaid Health Plans, excluding $118.0 million to $123.0 million in Medicaid premium taxes, to be in the range of $10.4 billion to $10.6 billion for 2017, compared with $9.1 billion reported for 2016, excluding $244.9 million in Medicaid ACA industry fee reimbursement and $110.0 million in Medicaid premium taxes in 2016. The expected year-over-year increase reflects our new Nebraska Medicaid plan; Missouri Medicaid reprocurement with an expanded service area; acquisitions of Care1st Arizona and PHP; and organic growth.

The Medicaid Health Plans MBR (GAAP) is expected to be in the range of 88.6% to 89.3% for 2017, compared with 86.2% for 2016. The Medicaid Health Plans Adjusted MBR is expected to be in the range of 89.5% to 90.2%, consistent with 89.5% reported in 2016.

Medicare Health Plans - We expect premium revenue for our Medicare Health Plans segment to be in the range of $5.2 billion to $5.35 billion for 2017, compared with $3.9 billion reported for 2016. The increase is primarily due to the Universal American acquisition on April 28, 2017 and year-over-year organic growth. Medicare Health Plans MBR is expected to be in the range of 85.5% to 86.75% for 2017, compared with 84.6% in 2016, reflecting planned increased quality investments, bid considerations due to the ACA industry fee moratorium in 2017 and the acquisition of Universal American.

Medicare PDPs - We expect premium revenue for our Medicare PDPs segment to be in the range of $850.0 million to $900.0 million for 2017, compared with $845.0 million for 2016, primarily due to our bid positioning for the 2017 plan year. Medicare PDPs MBR is expected to be in the range of 80.5% to 82.5% for 2017, compared with 73.7% for 2016 due to our bid positioning for the 2017 plan year.

Consolidated SG&A - Our consolidated SG&A ratio (GAAP) is not estimable as we currently are not able to project future amounts associated with investigation costs and transaction and integration costs. We expect that our consolidated Adjusted SG&A ratio, which excludes the effect of investigation costs and transaction and integration costs, for 2017, will be approximately 8.00% to 8.25%, compared with 8.0% for 2016, primarily as a result of our acquisition of Universal American, partially offset by improved operating leverage associated with premium revenue growth.

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

We refer collectively to the cash, cash equivalents and investment balances maintained by our regulated subsidiaries as "regulated cash and investments." Our regulated subsidiaries generally receive premiums in advance of payments of claims for medical and other health care services; however, regulated cash and investments can fluctuate significantly in a particular period depending on the timing of receipts for premiums from our government partners. Our unrestricted regulated cash and investments were $4.6 billion as of June 30, 2017, a $1.4 billion increase from $3.2 billion at December 31, 2016, due primarily to the advance receipt of July CMS Medicare premium and subsidy payments of $895.2 million in June 2017, as well as earnings from operations and contributions received from the parent and non-regulated subsidiaries.

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

Unregulated cash, cash equivalents and investments totaled approximately $298.6 million as of June 30, 2017, a decrease of approximately $616.7 million from $915.3 million as of December 31, 2016. This decrease is primarily the result of the early redemption in full of our 2020 notes, including the $25.9 million redemption premium, funding for the acquisition of Universal American and a $100.0 million cash payment to repay borrowings under our Credit Facility in March 2017, partially offset by the receipt of $1,182.2 million net proceeds from the 2025 Notes issuance in March 2017, See Capital Resources – Debt below for further discussion.

We funded the acquisition of Universal American with unrestricted cash available on hand from both WellCare and Universal American. The transaction is valued at approximately $770.0 million, including the cash purchase price of $10.00 per outstanding share ("Per Share Merger Consideration") of Universal American's common stock, the assumption of $145.3 million fair value of Universal American's convertible debt, the cash settlement of Universal American's $40.0 million par value of Series A Mandatorily Redeemable Preferred Shares (the "Preferred Shares") and the cash settlement of outstanding vested and unvested stock-based compensation awards.

Universal American Convertible Notes

In 2016, Universal American completed the offering of $115.0 million of their 4.00% Convertible Notes due 2021. During the three months ended June 30, 2017, all of the holders of the Convertible Notes elected to convert their notes into the right to receive cash equal to the par value of the notes plus a make whole premium. We paid the noteholders the amounts due and all of the notes were cancelled prior to June 30, 2017. The fair value of the Convertible Notes was $145.3 million on the Effective Date and was included in the purchase consideration for the Universal American acquisition.

Universal American Mandatorily Redeemable Preferred Shares

In April 2011, Universal American issued an aggregate of $40.0 million of their Preferred Shares, representing 1,600,000 shares with a par value of $0.01 per share and a liquidation preference of $25.00 per share. During the three months ended June 30, 2017, the Preferred Shares were redeemed for $41.0 million, which includes the $40.0 million par value of the Preferred Shares and $1.0 million of accrued dividends. The $41.0 million redemption amount was included in purchase consideration for the Universal American acquisition.

Refer to Note 2- Acquisitions in this 2017 Form 10-Q for further discussion of the Universal American acquisition.

Medicare Part D Funding and Settlements

Funding may be provided to certain regulated subsidiaries from our unregulated subsidiaries to cover any shortfall resulting from the amount of Part D benefits paid for members on behalf of CMS that exceeds the prospective subsidy payments that these regulated subsidiaries receive from CMS. We receive certain Part D prospective subsidy payments from CMS for our MA and PDP members as a fixed monthly per member amount, based on the estimated costs of providing prescription drug benefits over the plan year, as reflected in our bids. A discussion of the subsidy components under Part D is included in Note 2- Summary of Significant Accounting Policies to the Consolidated Financial Statements included in our 2016 Form 10-K. The benefits include the catastrophic reinsurance, premium and cost sharing for low income Part D members, for which CMS will fully reimburse these subsidies, or recoup overpaid subsidies made during the plan year, as part of its annual settlement process that occurs in the fourth quarter of the subsequent year.

Cash Flow Activities

Our cash flows are summarized as follows:

	For the Six Months Ended June 30,
	2017	2016
	(In millions)
Net cash provided by (used in) operating activities	$334.9	$(60.2)
Net cash used in investing activities	(1,232.8)	(29.1)
Net cash provided by financing activities	967.8	206.4
Increase in cash and cash equivalents	$69.9	$117.1

Cash Flows from Operating Activities

We generally receive premiums in advance of payments of claims for health care services; however, cash flows related to our operations can fluctuate significantly in a particular period depending on the timing of premium receipts from our government partners.

Net cash provided by operating activities for the six months ended June 30, 2017 was $334.9 million, compared with cash used in operating activities of $60.2 million for the same period in 2016, primarily due to the advance receipt of July 2017 CMS Medicare premium payments in June 2017 and the timing of pharmacy rebate receipts, partially offset by the elimination of Medicaid ACA industry fee reimbursements from our state government partners resulting from the ACA industry fee moratorium for 2017.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 was $1,232.8 million, compared with $29.1 million for the same period in 2016, primarily due to the acquisitions of Universal American and PHP during the second quarter of 2017, as well as higher purchases of investments in 2017.

Cash Flows from Financing Activities

Cash flows from financing activities are primarily affected by debt-related activity, as well as net funds received or paid for the benefit of members of our MA and PDP plans. Cash provided by financing activities for the six months ended June 30, 2017 was $967.8 million, compared with $206.4 million for the same period in 2016, primarily driven by the following:

•
Aggregate net proceeds of $156.1 million resulting from debt transactions executed during the six months ended June 30, 2017, reflecting net proceeds of $1,182.2 million received from the issuance of our 2025 Notes in March 2017, partially offset by the early redemption in full of our $900.0 million principal amount of 2020 notes in April 2017, including the $25.9 million redemption premium, and a $100.0 million repayment of outstanding borrowings under our Credit Facility. Refer to "Capital Resources" below for further discussion of our 2017 debt transactions. Debt-related activity for the six months ended June 30, 2016 reflects $200.0 million drawn from our Credit Facility in January 2016, which, along with $100.0 million in cash, was used to repay in full the $300.0 million term loan under our prior credit facility.

•
Net funds received for the benefit of members was approximately $834.4 million for the six months ended June 30, 2017, compared with $318.3 million during the same period in 2016. These funds represent the net amounts of subsidies we received from CMS in connection with the low-income cost sharing, catastrophic reinsurance and coverage gap discount components of the Medicare Part D program related to the government's portion of financial responsibility, net of the amounts we paid for related prescription drug benefits, described above in "Medicare Part D Funding and Settlements." The increase from the same period in 2016 is due to the advance receipt of the July 2017 CMS Medicare subsidy payments in June 2017 of $378.9 million.

Capital Resources

Debt

5.25% Senior Notes due 2025

On March 22, 2017, we completed the offering and sale of our 2025 Notes in the aggregate principal amounts $1,200.0 million, resulting in aggregate net proceeds of $1,182.2 million. A portion of the net proceeds from the offering were used to repay the $100.0 million outstanding under our Credit Agreement, and to redeem the full $900.0 million aggregate principal amount of our 2020 Notes. The remaining net proceeds from the offering of the 2025 Notes are being used for general corporate purposes, including organic growth and working capital.

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

In addition, the Indenture requires that for the company to merge, consolidate or sell all or substantially all of its assets, (i) either the company must be the surviving entity, or the surviving entity or purchaser must be a U.S. entity; (ii) the surviving entity or purchaser must assume all the obligations of the company under the notes and the indenture; (iii) no default or event of default (as defined under the indenture) exists and (iv) the surviving entity, after giving pro forma effect to the transaction, (x) may incur at least $1.00 of additional indebtedness pursuant to the fixed charge coverage ratio or (y) have a fixed charge coverage ratio that is no worse than the fixed charge coverage ratio of the Company without giving pro forma effect to the transactions.

5.75% Senior Notes due 2020

In November 2013, we issued $600.0 million in aggregate principal amount of our 2020 Notes. In June 2015, we issued an additional $300.0 million of 2020 Notes, pursuant to a reopening of such notes. Refer to Note 10 - Debt to the Consolidated Financial Statements included in our 2016 Form 10-K for additional information regarding these 2020 Notes.

In April 2017, we redeemed the full $900.0 million in aggregate principal amount outstanding of our 2020 Notes at a redemption price of 102.875% of the principal amount, plus accrued and unpaid interest. In connection with the redemption and repurchase of the 2020 Notes, we incurred a one-time loss on extinguishment of debt of approximately $25.9 million related to the redemption premium, the write-off of associated deferred financing costs and the write-off of the unamortized portion of associated premiums paid on the 2020 Notes. The loss on extinguishment of debt is reflected in our results of operations for the three and six months ended June 30, 2017.

Credit Agreement

In January 2016, we entered into the Credit Agreement, which provides for a senior unsecured revolving loan facility (the "Revolving Credit Facility"), which had an initial aggregate principal amount at any time outstanding not to exceed $850.0 million. On March 22, 2017, we increased the amount available under our Credit Agreement from $850.0 million to $1.0 billion. In March 2017, we also repaid the $100.0 million outstanding under our Revolving Credit Facility, and as a result, there were no borrowings outstanding under the Revolving Credit Facility as of June 30, 2017.

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

As of June 30, 2017, we were in compliance with all covenants under both the 2025 Notes and the Credit Agreement.

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

Regulatory Capital and Dividend Restrictions

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. Such statues, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our HMO and insurance subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement, or net assets, for these subsidiaries that may not be transferable to us in the form of loans, advances or cash dividends was approximately $871.8 million at December 31, 2016. At June 30, 2017, the minimum capital and surplus requirement for our subsidiaries was approximately $1.2 billion, which increased from December 31, 2016 as a result of the Universal American acquisition. Our HMO and insurance subsidiaries were in compliance with these minimum capital requirements.

Under applicable regulatory requirements at June 30, 2017, the amount of dividends that may be paid through the remainder of 2017 by our HMO and insurance subsidiaries without prior approval by regulatory authorities is approximately $239.6 million in the aggregate. There were no dividends received from our regulated subsidiaries during the six month period ended June 30, 2017. Subsequently, we received $125.0 million in dividends from our regulated subsidiaries in July 2017.

For additional information on regulatory requirements, see Note 17 – Regulatory Capital and Dividend Restrictions to the Consolidated Financial Statements included in our 2016 Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in our critical accounting estimates during the six months ended June 30, 2017 from those previously disclosed in Part II – Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates in our 2016 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Investment Return Market Risk

As of June 30, 2017, we had cash and cash equivalents of $4.0 billion, short-term investments classified as current assets of $511.9 million, long-term investments of $404.0 million and restricted investments on deposit for licensure of $213.6 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer-term bonds with floating interest rates that are considered available for sale. Restricted assets consist of cash and cash equivalents and U.S. Treasury instruments deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long term regardless of the contractual maturity date due to the nature of the states' requirements. The investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase. However, because of their contractual maturity dates, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market rates at June 30, 2017, the fair value of our fixed income investments would decrease by approximately $17.4 million. Similarly, a 1% decrease in market interest rates at June 30, 2017 would increase the fair value of our investments by approximately $17.5 million.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings, see Note 14 – Commitments and Contingencies, included in the Condensed Consolidated Financial Statements of this 2017 Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 4, 2017.

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