Form 10-Q
period 2017-09-30
WELLCARE HEALTH PLANS, INC.
filed 2017-10-31
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

As of October 30, 2017, there were 44,521,556 shares of the registrant's common stock, par value $.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In millions, except per share and share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Premium	$4,390.9	$3,578.8	$12,631.5	$10,705.4
Investment and other income	12.0	5.2	30.6	13.5
Total revenues	4,402.9	3,584.0	12,662.1	10,718.9

Expenses:
Medical benefits	3,740.7	3,040.2	10,938.3	9,091.0
Selling, general and administrative	372.3	268.5	1,040.2	815.4
ACA industry fee	—	57.1	—	171.0
Medicaid premium taxes	29.5	28.3	90.6	83.1
Depreciation and amortization	31.4	22.4	84.6	64.9
Interest	17.1	14.6	51.4	45.0
Total expenses	4,191.0	3,431.1	12,205.1	10,270.4
Income from operations	211.9	152.9	457.0	448.5
Loss on extinguishment of debt	—	—	26.1	—
Income before income taxes and equity in earnings of unconsolidated subsidiaries	211.9	152.9	430.9	448.5
Equity in earnings of unconsolidated subsidiaries	23.2	—	22.1	—
Income before income taxes	235.1	152.9	453.0	448.5
Income tax expense	63.5	84.3	140.0	251.3
Net income	$171.6	$68.6	$313.0	$197.2

Other comprehensive income, before tax:
Change in net unrealized gains and losses on available-for-sale securities	0.4	—	1.7	0.1
Income tax expense related to other comprehensive income	0.2	—	0.6	—
Other comprehensive income, net of tax	0.2	—	1.1	0.1
Comprehensive income	$171.8	$68.6	$314.1	$197.3

Earnings per common share:
Basic	$3.86	$1.55	$7.04	$4.46
Diluted	$3.82	$1.54	$6.97	$4.43

Weighted average common shares outstanding:
Basic	44,509,692	44,276,035	44,458,096	44,234,001
Diluted	44,969,033	44,639,442	44,909,916	44,561,051

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions, except share data)

	September 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$4,878.9	$3,961.4
Short-term investments	504.6	124.2
Premiums receivable, net	534.0	498.6
Pharmacy rebates receivable, net	343.6	278.0
Receivables from government partners	64.8	—
Funds receivable for the benefit of members	116.8	32.6
Prepaid expenses and other current assets, net	318.7	224.8
Total current assets	6,761.4	5,119.6

Property, equipment and capitalized software, net	316.4	274.5
Goodwill	648.2	392.5
Other intangible assets, net	378.4	74.1
Long-term investments	590.3	57.3
Restricted investments	213.6	234.3
Other assets	3.6	0.5
Assets of discontinued operations	216.6	—
Total Assets	$9,128.5	$6,152.8

Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$2,076.8	$1,690.5
Unearned premiums	576.4	3.3
Accounts payable and accrued expenses	577.9	665.6
Funds payable for the benefit of members	1,578.7	390.3
Other payables to government partners	416.2	303.2
Income taxes payable	63.0	2.9
Total current liabilities	5,289.0	3,055.8

Deferred income tax liability, net	94.1	63.4
Long-term debt, net	1,181.6	997.6
Other liabilities	13.8	35.9
Liabilities of discontinued operations	216.6	—
Total Liabilities	6,795.1	4,152.7
Commitments and contingencies (see Note 14)	—	—
Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 44,512,477 and 44,293,881 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	0.4	0.4
Paid-in capital	566.1	546.9
Retained earnings	1,766.8	1,453.8
Accumulated other comprehensive income (loss)	0.1	(1.0)
Total Stockholders' Equity	2,333.4	2,000.1
Total Liabilities and Stockholders' Equity	$9,128.5	$6,152.8
See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited) (In millions, except share data)

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2017	44,293,881	0.4	546.9	1,453.8	(1.0)	2,000.1
Common stock issued for vested stock-based compensation awards	315,391	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(96,795)	—	(13.6)	—	—	(13.6)
Stock-based compensation expense, net of forfeitures	—	—	32.8	—	—	32.8
Comprehensive income	—	—	—	313.0	1.1	314.1
Balance at September 30, 2017	44,512,477	$0.4	$566.1	$1,766.8	$0.1	$2,333.4

Balance at January 1, 2016	44,113,328	$0.4	$518.4	$1,211.7	$(2.2)	$1,728.3
Common stock issued for vested stock-based compensation awards	253,271	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(73,981)	—	(6.9)	—	—	(6.9)
Stock-based compensation expense, net of forfeitures	—	—	24.2	—	—	24.2
Comprehensive income	—	—	—	197.2	0.1	197.3
Balance at September 30, 2016	44,292,618	$0.4	$535.7	$1,408.9	$(2.1)	$1,942.9

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$313.0	$197.2
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	84.6	64.9
Loss on extinguishment of debt	26.1	—
Stock-based compensation expense	32.8	24.2
Deferred taxes, net	(39.0)	(25.3)
Other, net	13.4	12.5
Changes in operating accounts, net of effects from acquisitions:
Premiums receivable, net	58.4	167.0
Pharmacy rebates receivable, net	(52.7)	(39.7)
Medical benefits payable	258.8	89.5
Unearned premiums	574.4	372.5
Other payables to government partners	36.6	131.4
Accrued liabilities and other, net	(60.9)	86.1
Net cash provided by operating activities	1,245.5	1,080.3

Cash flows from investing activities:
Acquisitions and acquisition-related settlements, net of cash acquired	(728.5)	(23.8)
Purchases of investments	(1,124.8)	(338.6)
Proceeds from sales and maturities of investments	484.0	370.1
Additions to property, equipment and capitalized software, net	(92.6)	(61.5)
Net cash used in investing activities	(1,461.9)	(53.8)

Cash flows from financing activities:
Proceeds from issuance of debt, net of financing costs paid	1,182.2	196.9
Payments on debt	(1,026.1)	(400.0)
Repurchase and retirement of shares to satisfy employee tax withholding requirements	(13.6)	(6.9)
Funds received for the benefit of members, net	978.0	661.7
Other, net	13.4	(6.8)
Net cash provided by financing activities	1,133.9	444.9

Increase in cash and cash equivalents	917.5	1,471.4
Balance at beginning of period	3,961.4	2,407.0
Balance at end of period	$4,878.9	$3,878.4

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes, net of refunds	$149.5	$153.1
Cash paid for interest	$56.3	$30.6
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Non-cash additions to property, equipment, and capitalized software	$11.3	$5.9
See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (In millions, except member, per share and share data)

1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

WellCare Health Plans, Inc. (the "Company," "we," "us," or "our"), focuses exclusively on government-sponsored managed care services, primarily through Medicaid, Medicare Advantage ("MA") and Medicare Prescription Drug Plans ("PDPs") to families, children, seniors and individuals with complex medical needs. As of September 30, 2017, we served approximately 4.3 million members. During the nine months ended September 30, 2017, we operated Medicaid health plans in Arizona, Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, Nebraska, New Jersey, New York and South Carolina. We began serving Medicaid and Medicare members in Arizona, effective December 31, 2016, in connection with the acquisition of Care1st Health Plan Arizona, Inc. and One Care by Care1st Health Plan of Arizona, Inc. (together, "Care1st Arizona"). Effective January 1, 2017, we began serving Medicaid members statewide in Nebraska.

As of September 30, 2017, we also operated MA coordinated care plans ("CCPs") in Arizona, Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Maine, Mississippi, New Jersey, New York, South Carolina, Tennessee and Texas, as well as stand-alone Medicare PDPs nationwide.

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

We account for our participation in the ACOs using the equity method. Gains and losses are reported as equity in earnings of unconsolidated subsidiaries in our Condensed Consolidated Statements of Comprehensive Income. We recognized equity in earnings of our unconsolidated ACOs of $23.2 million and $22.1 million for the three and nine months ended September 30, 2017, respectively, primarily the result of net gains associated with the 2016 MSSP program year.

Significant Accounting Policies

Medicare Part D Settlements

We receive certain Part D prospective subsidy payments from the Centers for Medicare & Medicaid Services ("CMS") for our MA and PDP members as a fixed monthly per member amount, based on the estimated costs of providing prescription drug benefits over the plan year, as reflected in our bids. A discussion of the subsidy components under Part D is included in Note 2- Summary of Significant Accounting Policies to the Consolidated Financial Statements included in our 2016 Form 10-K. CMS will fully reimburse these subsidies, or recoup overpaid subsidies made during the plan year, as part of its annual settlement process that occurs in the fourth quarter of the subsequent year and, accordingly, there is no insurance risk to us. Therefore, amounts received for these subsidies are not considered premium revenue, and are reported, net of the subsidy benefits paid, as Funds receivable (payable) for the benefit of members in the Condensed Consolidated Balance Sheets. As of September 30, 2017, our Condensed Consolidated Balance Sheet includes a CMS Part D payable for the 2017 plan year, which reflects a $386.5 million advance receipt of October 2017 CMS Medicare subsidy payments in September 2017. Our Condensed Consolidated Balance Sheet as of September 30, 2017 also includes a CMS Part D payable for the 2016 plan year, as well as a net receivable relating to plan years prior to 2016. Both the 2017 and 2016 payables are reflected within current liabilities in Funds payable for the benefit of members. As of December 31, 2016, our Condensed Consolidated Balance Sheet included a CMS Part D payable primarily related to the 2016 plan year, as well as a net receivable relating to plan years prior to 2016.

Premium Receivables and Unearned Premiums

We record premiums earned but not received as premiums receivable and record premiums received in advance of the period of service as unearned premiums in the Condensed Consolidated Balance Sheets. A complete discussion of premiums receivable and unearned premiums is included in Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements included in our 2016 Form 10-K. The premium receivable balance at September 30, 2017 is primarily related to Medicaid contracts with our state partners of approximately $392.8 million, as well as risk-adjusted premiums receivable under our Medicare Advantage and PDP contracts. Unearned premiums at September 30, 2017 consist primarily of the October 2017 CMS Medicare premium advance of approximately $538.8 million.

ACA Industry Fee

The ACA imposed certain new taxes and fees, including an annual premium-based health insurance industry assessment (the "ACA industry fee") on health insurers, which began in 2014. In December 2015, President Obama signed the Consolidated Appropriations Act, 2016 which, among other provisions, included a one-year moratorium on the ACA industry fee for 2017, and, as a result, eliminated the associated Medicaid ACA industry fee reimbursements from our state government partners. Accordingly, we did not incur ACA industry fee expense for the three and nine months ended September 30, 2017, compared with $57.1 million and $171.0 million incurred for the three and nine months ended September 30, 2016, respectively. Additionally, we did not recognize any Medicaid ACA industry fee reimbursement revenue for the three and nine months ended September 30, 2017, compared with $67.2 million and $183.6 million recognized for the three and nine months ended September 30, 2016, respectively.

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

In March 2017, the FASB issued ASU No. 2017-08, "Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities". This update shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Currently, entities generally amortize the premium as a yield adjustment over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount. This guidance is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We are currently assessing the effect this guidance will have on our consolidated financial statements.

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

2. ACQUISITIONS

Phoenix Health Plan Assets Acquisition

On May 1, 2017, we completed our acquisition of certain assets from Phoenix Health Plan ("PHP"), including Arizona Medicaid membership and certain provider contracts. The transaction included the transfer of approximately 42,000 Medicaid members to Care1st Arizona Health Plan, Inc. ("Care1st Arizona"), a wholly owned subsidiary of the Company. The transaction was funded with available cash on hand.

Universal American Acquisition

On April 28, 2017 (the "Effective Date"), we acquired all of the issued and outstanding shares of Universal American. The transaction is valued at approximately $770.0 million, including the cash purchase price of $10.00 per outstanding share ("Per Share Merger Consideration") of Universal American's common stock, the assumption of $145.3 million fair value of Universal American's convertible debt, the cash settlement of Universal American's $40.0 million par value of Series A Mandatorily Redeemable Preferred Shares (the "Preferred Shares") and the cash settlement of outstanding vested and unvested stock-based compensation awards. The acquisition of Universal American, with approximately 119,000 MA members in Texas, New York and Maine, strengthens our business by increasing our MA membership by one-third, deepening our presence in two key markets, Texas and New York, and diversifying our business portfolio. In addition, Universal American has joined with provider groups to operate ACOs, under the MSSP and Next Generation ACO models. As a result of the acquisition, we currently operate 16 MSSP ACOs and two Next Generation ACOs.

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

(a) Following the consummation of the Universal American transaction, all of the holders of Universal American's 4.00% convertible senior notes (the "Convertible Notes") elected to convert their notes into the right to receive cash equal to the par value of the notes plus a make whole premium. We paid the noteholders the amounts due and all of the Convertible Notes were redeemed in the second quarter of 2017.

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

Assets	(in millions)
Cash and cash equivalents	$66.4
Investments, including restricted investments	254.4
Premiums receivable, net	90.7
Pharmacy rebates receivable, net, and other current assets	56.2
Property, equipment and capitalized software, net	7.5
Goodwill	262.4
Other intangible assets, net	298.2
Assets of discontinued operations	219.6
Estimated fair value of total assets acquired	$1,255.4

Liabilities
Medical benefits payable	128.1
Deferred tax liabilities, net	59.7
Other liabilities	78.9
Liabilities of discontinued operations	218.7
Estimated fair value of liabilities assumed	$485.4
Estimated fair value of net assets acquired	$770.0

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

As of the Effective Date, the expected fair value of all current assets and liabilities, as well as assets and liabilities of discontinued operations (refer to Note 13- Discontinued Operations for further discussion), approximated their historical cost. For certain noncurrent assets and liabilities, we have made preliminary fair value adjustments based on information reviewed through September 30, 2017. Significant fair value adjustments are noted as follows.

Identifiable intangible assets acquired

The following table summarizes the preliminary fair values and weighted average useful lives for identifiable intangible assets acquired in the Universal American acquisition which are subject to change as we finalize our purchase accounting.

	Gross Fair Value (in millions)	Weighted Average Useful Life (in years)
Membership	$240.0	10.0
Tradenames	36.0	13.9
Provider network	9.5	15.0
Other	12.7	6.2
Total	$298.2	10.5

We valued the acquired membership and tradename intangible assets using an income approach (discounted future cash flow analysis) based on our consideration of historical financial results and expected industry and market trends. We discounted the future cash flows by a weighted-average cost of capital based on an analysis of the cost of capital for comparable companies within our industry. We valued the acquired provider network using a cost approach, which utilizes cost assumptions applicable at the valuation date to determine the cost of constructing a similar asset. Our other intangible assets include acquired operating licenses, certain non-compete agreements and acquired technology, which were valued using a combination of income and cost approaches. We amortize the intangible assets over the period we expect these assets to contribute directly or indirectly to our future cash flows on a straight-line basis, which approximates the pattern of economic consumption over their estimated useful lives.

Deferred taxes

The purchase price allocation includes net deferred tax liabilities of $59.7 million, primarily relating to deferred tax liabilities established on the identifiable acquired intangible assets, partially offset by federal net operating losses and foreign tax credit carryforwards acquired in the Universal American transaction.

Goodwill

We recorded $262.4 million for the preliminary valuation of goodwill, assigned to our Medicare Health Plans reportable segment, for the excess of the purchase price over the estimated fair value of the net assets acquired. The recorded goodwill and other intangible assets related to the acquisition are not deductible for tax purposes.

Universal American Convertible Notes

In 2016, Universal American completed the offering of $115.0 million of their 4.00% Convertible Notes due 2021. The acquisition by WellCare constituted a “Make-Whole Fundamental Change” under the indenture for the convertible notes. During the three months ended June 30, 2017, all of the holders of the Convertible Notes elected to convert their notes into the right to receive cash equal to the par value of the notes plus a make whole premium. We paid the noteholders the amounts due and all of the notes were redeemed during the second quarter of 2017. The fair value of the Convertible Notes was $145.3 million on the Effective Date and was included in the purchase consideration for the Universal American acquisition.

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

Condensed Consolidated Statement of Comprehensive Income

We included the results of Universal American's operations after the Effective Date in our consolidated financial statements. The amount of revenue attributable to Universal American included in our Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 was $355.4 million and $590.5 million, respectively. Excluding the transaction and integration-related costs discussed below, pretax net income attributable to Universal American included in our Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 was $30.5 million and $25.5 million, respectively.

We incurred transaction and integration-related costs of $6.6 million and $33.3 million during the three and nine months ended September 30, 2017, respectively, related to the acquisition of Universal American. These costs include severance payments to former executives, advisory, legal and other professional fees that are reflected in selling, general and administrative ("SG&A") expense in our Condensed Consolidated Statements of Comprehensive Income.

Care1st Arizona Acquisition

On December 31, 2016, we completed the acquisition of Care1st Arizona. The purchase price was approximately $163.8 million, inclusive of statutory capital and subject to certain adjustments. We included the results of Care1st Arizona's operations from the date of acquisition in our consolidated financial statements. As of September 30, 2017, Care1st Arizona served approximately 156,000 Medicaid members in Arizona, including the previously noted membership acquired from PHP.

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

Unaudited Pro Forma Financial Information

The results of operations and financial condition for our 2017 and 2016 acquisitions have been included in our condensed consolidated financial statements since the respective acquisition dates. The unaudited pro forma financial information presented below reflects all of our 2017 and 2016 acquisitions, including PHP, Universal American, Care1st Arizona and our June 2016 acquisition of certain assets of Advicare Corp., assuming the acquisitions occurred as of January 1, 2016. Proforma results are not provided for the three months ended September 30, 2017, as our 2016 and 2017 acquisitions were included in our results of operations for the entire third quarter of 2017.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions, except per share data)	2016	2017	2016
Total revenues	$4,064.3	$12,818.0	$12,201.9
Net income	$61.2	$323.4	$209.9
Earnings per common share:
Basic	$1.38	$7.27	$4.74
Diluted	$1.37	$7.20	$4.71

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

Our Medicaid operations in certain states individually account for 10% or more of our consolidated premium revenue. Those states and the respective Medicaid premium revenue as a percentage of total consolidated premium revenue are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Kentucky	15%	18%	15%	18%
Florida	15%	18%	15%	17%
Georgia	*	12%	*	12%
* Effective July 1, 2017, we began services under a new Medicaid contract with the State of Georgia serving TANF and CHIP beneficiaries. Due to the addition of a fourth managed care organization to the state program, our membership declined approximately 80,000 members as of September 30, 2017 compared to September 30, 2016. As a result of the decline in membership, premium revenue attributable to our Georgia Medicaid health plan accounted for less than 10% of our consolidated premium revenue for both the three and nine months ended September 30, 2017.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Premium revenue:
Medicaid Health Plans	$2,722.7	$2,443.9	$8,058.3	$7,134.0
Medicare Health Plans	1,466.3	959.0	3,877.6	2,920.6
Medicare PDPs	201.9	175.9	695.6	650.8
Total premium revenue	4,390.9	3,578.8	12,631.5	10,705.4
Medical benefits expense:
Medicaid Health Plans	2,341.7	2,134.8	7,039.2	6,124.8
Medicare Health Plans	1,256.3	802.1	3,301.4	2,458.2
Medicare PDPs	142.7	103.3	597.7	508.0
Total medical benefits expense	3,740.7	3,040.2	10,938.3	9,091.0
ACA industry fee expense:
Medicaid Health Plans	—	37.3	—	110.6
Medicare Health Plans	—	15.9	—	48.2
Medicare PDPs	—	3.9	—	12.2
Total ACA industry fee expense	—	57.1	—	171.0
Gross margin
Medicaid Health Plans	381.0	271.8	1,019.1	898.6
Medicare Health Plans	210.0	141.0	576.2	414.2
Medicare PDPs	59.2	68.7	97.9	130.6
Total gross margin	650.2	481.5	1,693.2	1,443.4
Investment and other income	12.0	5.2	30.6	13.5
Other expenses(1)	(450.3)	(333.8)	(1,266.8)	(1,008.4)
Income from operations	$211.9	$152.9	$457.0	$448.5

(1)	Other expenses include selling, general and administrative expenses, Medicaid premium taxes, depreciation and amortization and interest.

4. EARNINGS PER COMMON SHARE

We compute basic earnings per common share on the basis of the weighted-average number of unrestricted common shares outstanding. We compute diluted earnings per common share on the basis of the weighted-average number of unrestricted common shares outstanding plus the dilutive effect of our stock-based compensation awards using the treasury stock method.

The calculation of the weighted-average common shares outstanding — diluted is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Weighted-average common shares outstanding — basic	44,509,692	44,276,035	44,458,096	44,234,001
Dilutive effect of outstanding stock-based compensation awards	459,341	363,407	451,820	327,050
Weighted-average common shares outstanding — diluted	44,969,033	44,639,442	44,909,916	44,561,051
Anti-dilutive stock-based compensation awards excluded from computation	147,141	535	51,475	19,595

5. INVESTMENTS

The Company considers all of its investments as available-for-sale securities. Excluding Restricted Investments, the amortized cost, gross unrealized gains or losses and estimated fair value of short-term and long-term investments by security type are summarized in the following tables.

	Amortized Cost		Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2017
Asset-backed securities	$39.1		$—	$—	$39.1
Commercial mortgage-backed securities	5.8		—	—	5.8
Corporate debt securities	374.1		1.4	(0.3)	375.2
Preferred equity securities	6.5		—	(0.1)	6.4
Municipal securities	127.1		1.2	(1.5)	126.8
Residential mortgage-backed securities	13.7		—	—	13.7
Short-term time deposits	300.4		—	—	300.4
Government and agency obligations	175.0		—	(0.3)	174.7
Other securities	52.8		—	—	52.8
Total	$1,094.5	2.0	$2.6	$(2.2)	$1,094.9
December 31, 2016
Asset backed securities	$3.3		$—	$—	$3.3
Corporate debt securities	67.2		—	—	67.2
Municipal securities	53.7		0.1	(1.5)	52.3
Government and agency obligations	1.0		—	—	1.0
Other securities	57.8		—	(0.1)	57.7
Total	$183.0		$0.1	$(1.6)	$181.5

Contractual maturities of available-for-sale securities at September 30, 2017 are as follows:

	Total	Within 1 Year	1 Through 5 Years	5 Through 10 Years	Thereafter
Asset backed securities	$39.1	$7.8	$31.1	$0.2	$—
Commercial mortgage-backed securities	5.8	0.5	2.2	3.1	—
Corporate debt securities	375.2	117.6	148.5	94.5	14.6
Municipal securities	126.8	14.6	59.7	38.0	14.5
Residential mortgage-backed securities	13.7	—	3.9	9.8	—
Short term time deposits	300.4	300.4	—	—	—
Government and agency obligations	174.7	10.9	156.9	6.9	—
Other securities	52.8	52.8	—	—	—
	$1,088.5	$504.6	$402.3	$152.5	$29.1

Actual maturities may differ from contractual maturities due to the exercise of pre-payment options. Preferred equity securities may be redeemed at the option of the issuer.

We sold available-for-sale investments totaling $141.9 million and $66.5 million during the three months ended September 30, 2017 and 2016, respectively, and $224.8 million and $68.2 million, during the nine months ended September 30, 2017 and 2016, respectively. Realized gains and losses resulting from these sales were not material for any of the periods presented. Additionally, we did not realize any other-than-temporary impairment during any of these periods.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2017
Cash	$4.2	$—	$—	$4.2
Money market funds	58.4	—	—	58.4
U.S. government securities and other	151.3	—	(0.3)	151.0
	$213.9	$—	$(0.3)	$213.6
December 31, 2016
Cash	$92.1	$—	$—	$92.1
Money market funds	67.8	—	—	67.8
U.S. government securities and other	74.5	—	(0.1)	74.4
	$234.4	$—	$(0.1)	$234.3

Realized gains and losses on sales and redemptions of restricted investments were not material for the three and nine months ended September 30, 2017 and 2016.

7. STOCK-BASED COMPENSATION

Our Compensation Committee awards certain equity-based compensation under our stock plans, including restricted stock units ("RSUs"), performance stock units ("PSUs") and market stock units ("MSUs"). Compensation expense related to our stock-based compensation awards was $9.3 million and $9.2 million for the three months ended September 30, 2017 and 2016, respectively, and $32.8 million and $24.2 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there was $65.0 million of unrecognized compensation cost related to unvested stock-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.0. The unrecognized compensation cost for certain of our PSUs, which are subject to variable accounting, was determined based on our closing common stock price of $171.74 as of September 29, 2017 and amounted to approximately $19.8 million of the total unrecognized compensation cost. Due to the nature of the accounting for these awards, future compensation cost will fluctuate based on changes in our common stock price.

A summary of RSU, PSU and MSU award activity, at target, for the nine months ended September 30, 2017, is presented in the table below. For our PSUs and MSUs, shares attained over target upon vesting are reflected as awards granted during the period, while shares canceled due to vesting below target are reflected as awards forfeited during the period.

	RSUs	PSUs	MSUs	Total
Outstanding as of January 1, 2017	275,926	471,852	85,910	833,688
Granted	147,047	234,609	36,009	417,665
Vested	(129,298)	(126,505)	(74,471)	(330,274)
Forfeited	(12,804)	(25,385)	(2,218)	(40,407)
Outstanding as of September 30, 2017	280,871	554,571	45,230	880,672

The weighted-average grant-date fair value of all equity awards granted during the nine months ended September 30, 2017 was $145.80.

Refer to Note 2 - Summary of Significant Accounting Policies and Note 15 - Stock-based Compensation to the Consolidated Financial Statements included in our 2016 Form 10-K for additional information regarding our equity-compensation awards and related compensation cost measurement.

8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A summary of changes in our goodwill by reportable segment is as follows for 2017:

	Medicaid Health Plans	Medicare Health Plans	Total
Balance as of December 31, 2016 (1)	282.1	110.4	392.5
Acquired goodwill (2)	8.3	262.4	270.7
Measurement period adjustments (1)	(15.0)	—	$(15.0)
Balance as of September 30, 2017	$275.4	$372.8	$648.2

(1) Medicaid Health Plans goodwill, as of December 31, 2016, includes approximately $102.7 million of goodwill resulting from our acquisition of Care1st Arizona effective on December 31, 2016. During the nine months ended September 30, 2017, we reallocated $24.0 million of this goodwill to identifiable intangible assets, net of a $9.0 million corresponding deferred tax liability, based on our preliminary valuation of these assets. Refer to Note 2 – Acquisitions for additional discussion of the Care1st Arizona transaction.
(2) Goodwill related to our 2017 acquisitions is considered preliminary, pending the final allocation of the applicable purchase price. Refer to Note 2 – Acquisitions for additional discussion of our 2017 acquisitions.

Other intangible assets and the related weighted-average amortization periods as of September 30, 2017 and December 31, 2016, are as follows:

	September 30, 2017				December 31, 2016
	Weighted Average Amortization Period (In Years)	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net
Provider networks	15.0	$27.3	$(4.7)	$22.6	$8.4	$(3.7)	$4.7
Licenses and permits	13.5	7.1	(3.9)	3.2	5.1	(3.6)	1.5
Trademarks and tradenames	13.7	53.3	(12.0)	41.3	11.4	(9.8)	1.6
Membership and state contracts	10.4	344.4	(44.2)	300.2	94.3	(29.8)	64.5
Other	5.7	14.9	(3.8)	11.1	4.2	(2.4)	1.8
Total other intangible assets (1)	11.0	$447.0	$(68.6)	$378.4	$123.4	$(49.3)	$74.1

We recorded amortization expense of $10.6 million and $22.1 million for the three and nine months ended September 30, 2017, respectively, compared with $2.7 million and $7.8 million for the same periods in 2016. The increase is primarily driven by the previously noted 2017 and 2016 acquisitions, discussed in Note 2 – Acquisitions.

9. DEBT

The following table summarizes our outstanding debt obligations and their classification in the accompanying Condensed Consolidated Balance Sheets (in millions):

	September 30, 2017	December 31, 2016
Long-term debt, net:
5.25% Senior Notes, due April 1, 2025	$1,200.0	$—
5.75% Senior Notes, due November 15, 2020 (1)	—	909.6
Revolving Credit Facility	—	100.0
Debt issuance costs	(18.4)	(12.0)
Total long-term debt, net	$1,181.6	$997.6

(1)	Inclusive of $9.6 million of unamortized debt premium at December 31, 2016.

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

Ranking and Optional Redemption

The 2025 Notes are senior obligations of our company and rank equally in right of payment with all of our other existing and future unsecured and unsubordinated indebtedness. In addition, the 2025 Notes are structurally subordinated to all indebtedness and other liabilities of our subsidiaries (unless our subsidiaries become guarantors of the 2025 Notes).

At any time prior to April 1, 2020, we may, on any one or more occasions, redeem up to 40% of the aggregate principal amount of 2025 Notes at a redemption price equal to 105.250% of the principal amount of the 2025 Notes redeemed, plus accrued and unpaid interest, if any, with the net cash proceeds of an equity offering by the Company; provided that:

(1) at least 60% of the aggregate principal amount of 2025 Notes issued under the Indenture (including any additional Senior Notes, but excluding Senior Notes held by the Company or its subsidiaries) remains outstanding immediately after the occurrence of such redemption; and
(2) the redemption occurs within 90 days of the date of the closing of such equity offering.

At any time prior to April 1, 2020, we may on any one or more occasions redeem all or a part of the 2025 Notes, at a redemption price equal to 100% of the principal amount of the 2025 Notes redeemed, plus the Applicable Premium. The Applicable Premium means the greater of (i) 1.0% of the then outstanding principal amount of the note or (ii) the excess of the present value at such redemption date of the redemption price set forth in the optional redemption table below plus all required interest payments on the notes due through April 1, 2020 over the then outstanding principal amount of the notes, using the yield-to-maturity treasury rate most nearly equal to the period from the redemption date to April 1, 2020, as further set forth in the Indenture.

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

The 2025 Notes are classified as long-term debt in our Condensed Consolidated Balance Sheet at September 30, 2017, based on their April 2025 maturity date.

5.75% Senior Notes due 2020

In November 2013, we issued $600.0 million in aggregate principal amount of our 2020 Notes. In June 2015, we issued an additional $300.0 million of 2020 Notes, pursuant to a reopening of such notes. Refer to Note 10 - Debt to the Consolidated Financial Statements included in our 2016 Form 10-K for additional information regarding these 2020 Notes.

On April 7, 2017, we redeemed the full $900.0 million in aggregate principal amount outstanding of our 2020 Notes at a redemption price of 102.875% of the principal amount, plus accrued and unpaid interest. Our obligations under the related base indenture and supplemental indenture, each dated as of November 14, 2013, by and among us and BNY Mellon, as trustee, were satisfied and discharged on April 7, 2017. In connection with the redemption and repurchase of the 2020 Notes, we incurred a one-time loss on extinguishment of debt of approximately $25.9 million related to the redemption premium, the write-off of associated deferred financing costs and the write-off of the unamortized portion of associated premiums paid on the 2020 Notes. The loss on extinguishment of debt is reflected in our Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2017.

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

In March 2017, we repaid the $100.0 million outstanding under our Revolving Credit Facility, and as a result, there were no borrowings outstanding under the Revolving Credit Facility as of September 30, 2017. Refer to Note 10 - Debt to the Consolidated Financial Statements included in our 2016 Form 10-K for additional information regarding the Credit Agreement, including applicable covenants.

As of September 30, 2017, and the date of this filing, we were in compliance with all covenants under the 2025 Notes and the Credit Agreement.

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

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis at September 30, 2017 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset-backed securities	$39.1	$—	$39.1	$—
Commercial mortgage backed securities	5.8	—	5.8	—
Corporate debt securities	375.2	—	375.2	—
Preferred equity securities	6.4	—	6.4	—
Municipal securities	126.8	—	114.5	12.3
Residential mortgage-backed securities	13.7	—	13.7	—
Short-term time deposits	300.4	—	300.4	—
Government and agency obligations	174.7	174.7	—	—
Other securities	52.8	52.8	—	—
Total investments	$1,094.9	$227.5	$855.1	$12.3
Restricted investments:
Cash	$4.2	$4.2	$—	$—
Money market funds	58.4	58.4	—	—
U.S. government securities and other	151.0	150.8	0.2	—
Total restricted investments	$213.6	$213.4	$0.2	$—

Assets and liabilities measured at fair value on a recurring basis at December 31, 2016 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset backed securities	$3.3	$—	$3.3	$—
Corporate debt securities	67.2	—	67.2	—
Municipal securities	52.3	—	39.9	12.4
Government and agency obligations	1.0	1.0	—	—
Other securities	57.7	57.7	—	—
Total Investments	$181.5	$58.7	$110.4	$12.4
Restricted investments:
Cash	$92.1	$92.1	$—	$—
Money market funds	67.8	67.8	—	—
U.S. government securities and other	74.4	74.2	0.2	—
Total restricted investments	$234.3	$234.1	$0.2	$—

The following table presents the carrying value and fair value of our long-term debt (including our current portion of long-term debt) outstanding as of September 30, 2017 and December 31, 2016:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term debt - September 30, 2017	$1,181.6	$1,267.2	$—	$—
Long-term debt - December 31, 2016	997.6	927.0	96.2	—

The fair values of our 2025 and 2020 Notes were determined based on quoted market prices; therefore, would be classified within Level 1 of the fair value hierarchy. The fair value of obligations outstanding under our Revolving Credit Facility, as of December 31, 2016, was determined based on a discounted cash flow analysis, utilizing current rates estimated to be available to us for debt of similar terms and remaining maturities; therefore, would be classified within Level 2 of the fair value hierarchy. There were no borrowings outstanding under our Revolving Credit Facility as of September 30, 2017.

The following table presents the changes in the fair value of our Level 3 auction rate securities for the three and nine months ended September 30, 2017 and 2016.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$12.3	$30.6	$12.4	$31.7
Realized gains (losses) in earnings	—	—	—	—
Unrealized gains (losses) in other comprehensive income	—	0.5	—	(0.6)
Purchases, sales and redemptions	—	(0.1)	(0.1)	(0.1)
Net transfers in or (out) of Level 3	—	—	—	—
Balance at end of period	$12.3	$31.0	$12.3	$31.0

11. MEDICAL BENEFITS PAYABLE

A reconciliation of the beginning and ending balances of medical benefits payable, by segment, is as follows:

	Medicaid Health Plans		Medicare Health Plans		Medicare PDPs		Consolidated
	For the nine months ended September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Beginning balance	$1,135.8	$1,040.2	$510.0	$473.9	$44.7	$21.9	$1,690.5	$1,536.0
Acquisitions	—	—	128.1	—	—	—	128.1	—
Medical benefits incurred related to:
Current year	7,229.9	6,316.9	3,397.4	2,510.0	662.7	525.3	11,290.0	9,352.2
Prior years	(190.7)	(192.1)	(96.0)	(51.8)	(65.0)	(17.3)	(351.7)	(261.2)
Total	7,039.2	6,124.8	3,301.4	2,458.2	597.7	508.0	10,938.3	9,091.0
Medical benefits paid related to:
Current year	(6,104.3)	(5,378.3)	(2,905.4)	(2,097.5)	(633.7)	(500.0)	(9,643.4)	(7,975.8)
Prior years	(749.6)	(685.0)	(308.6)	(337.2)	21.5	(3.5)	(1,036.7)	(1,025.7)
Total	(6,853.9)	(6,063.3)	(3,214.0)	(2,434.7)	(612.2)	(503.5)	(10,680.1)	(9,001.5)
Ending balance	$1,321.1	$1,101.7	$725.5	$497.4	$30.2	$26.4	$2,076.8	$1,625.5

We recognize the cost of medical benefits in the period in which services are provided, including an estimate of the cost of medical benefits incurred but not reported ("IBNR"). At September 30, 2017, consolidated IBNR plus expected development on reported claims was $1.5 billion, primarily related to the current year. Medical benefits expense includes direct medical expenses and certain medically-related administrative costs. We evaluate our estimates of medical benefits payable as we obtain more complete claims information and medical expense trend data over time. We record differences between actual experience and estimates used to establish the liability, which we refer to as favorable and unfavorable prior year reserve developments, as increases or decreases to medical benefits expense in the period we identify the differences.

Our consolidated medical benefits payable developed favorably by approximately $351.7 million and $261.2 million for the nine months ended September 30, 2017 and 2016, respectively. The release of the provision for moderately adverse conditions included in our prior year estimates was substantially offset by the provision for moderately adverse conditions established for claims incurred in the current year. Accordingly, the favorable development in our estimate of medical benefits payable related to claims incurred in prior years does not directly correspond to a decrease in medical benefits expense recognized during the period in which the favorable development is recognized.

Excluding the prior year development related to the release of the provision for moderately adverse conditions, our estimates of consolidated medical benefits payable developed favorably by approximately $205.0 million and $140.5 million for the nine months ended September 30, 2017 and 2016, respectively. Such amounts are net of the development relating to refunds due to government customers with minimum loss ratio provisions. The net favorable development is primarily due to lower than expected medical benefits trends as well as the actual claim submission time being faster than we originally assumed (i.e., our completion factors were higher than we originally assumed) in establishing our medical benefits payable in the prior year. This development does not directly correspond to an increase in our current year operating results as these reductions were offset by estimated current period medical benefits expense when we established our estimate of the current year medical benefits payable.

Our Universal American acquisition in April 2017 resulted in an increase to medical benefits payable as of the Effective Date of $128.1 million. See Note 2- Acquisitions, for additional information on the Universal American acquisition.

12. INCOME TAXES

Our effective income tax rate was 27.0% and 30.9% for the three and nine months ended September 30, 2017, respectively, and 55.1% and 56.0% for the three and nine months ended September 30, 2016, respectively. The decline in our effective rate was primarily driven by the one-year moratorium on the non-deductible ACA industry fee for 2017, higher excess tax benefits resulting from the settlement of stock-compensation awards in 2017 and the favorable effect of the recognition of certain previously unrecognized tax benefits during the three and nine months ended September 30, 2017, discussed below.

In September 2014, the IRS issued final regulations on the ACA's $0.5 million limit on the deduction for compensation for health insurance providers under Internal Revenue Code ("IRC") section 162(m)(6). We recorded incremental tax expense based upon the more-likely-than-not outcomes of uncertain tax positions. This resulted in a cumulative liability for unrecognized tax benefits amounting to $22.2 million at December 31, 2016.

During April 2017, the IRS completed its audit of our 2015 consolidated income tax return, which effectively settled the 2015 tax year. In August 2017, the IRS approved our prior year refund claim with respect to this IRC 162(m)(6) uncertain tax position. Based on our ongoing assessments of more-likely-than-not outcomes, this position was effectively settled for all years. The effect of the settlement regarding the current and prior year positions was recognized as a reduction of income tax expense in our Condensed Consolidated Statements of Comprehensive Income in the amount of $23.7 million and $27.3 million for the three and nine months ended September 30, 2017, respectively.

13. DISCONTINUED OPERATIONS

On August 3, 2016, our subsidiary, Universal American, completed the sale of its Traditional Insurance business prior to our acquisition of Universal American. This was accomplished by selling two life insurance subsidiaries, while retaining ownership of a third life insurance subsidiary, American Progressive Life & Health Insurance of New York ("Progressive"). The sale of the Traditional Insurance business underwritten by Progressive was accomplished through a 100% quota-share reinsurance treaty with a wholly-owned subsidiary of Nassau Re, that, when considered in combination with other reinsurance transactions previously entered into, resulted in the reinsurance of all of the Traditional Insurance policies that were underwritten by Progressive. Accordingly, the discontinued Traditional Insurance business did not materially affect our Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017.

In accordance with ASC 360-10, Property, Plant and Equipment and ASC 205-20, Presentation of Financial Statements—Discontinued Operations, the Traditional Insurance business has been reported in discontinued operations in this Form 10-Q for the quarterly period ended September 30, 2017.

The following table summarizes the total assets and liabilities of our discontinued operations:

	September 30, 2017	April 28, 2017
	(in millions)
Assets
Cash and cash equivalents	$1.0	$0.8
Investments	46.1	47.7
Reinsurance recoverables	168.8	170.4
Other assets	0.7	0.7
Total Assets	$216.6	$219.6

Liabilities
Reserves and other policy liabilities	$153.3	$153.3
Other liabilities	63.3	65.4
Total liabilities	216.6	218.7

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

Pursuant to our obligations, we have advanced legal fees and related expenses to three former officers and two additional associates who were criminally indicted in connection with the government investigations of the Company that commenced in 2007 related to federal criminal health care fraud charges including conspiracy to defraud the United States, false statements relating to health care matters, and health care fraud in connection with their defense of criminal charges. In June 2013, the jury in the federal criminal trial reached guilty verdicts on multiple charges for the four individuals that were tried in 2013. In May 2014, the individuals were sentenced and our request for restitution was denied. All four individuals filed notices of appeal and the government filed notices of cross appeal on three of the four individuals, which the government has subsequently voluntarily dismissed. The appellate court affirmed the convictions in August 2016. Mr. Farha filed a petition for a writ of certiorari to the United States Supreme Court in January 2017. In April 2017, the United States Supreme Court declined to hear the appeal by Mr. Farha. The fifth individual, Mr. Bereday, entered a guilty plea in June 2017 in connection with the federal criminal charges, which was accepted by the court in July 2017. Mr. Bereday is expected to be sentenced in November.

We have also previously advanced legal fees and related expenses to these five individuals regarding: a dispute in Delaware Chancery Court related to whether we were legally obligated to advance fees or indemnify certain of these individuals; the class actions titled Eastwood Enterprises, L.L.C. v. Farha, et al. and Hutton v. WellCare Health Plans, Inc. et al. filed in federal court; six stockholder derivative actions filed in federal and state courts between October 2007 and January 2008; an investigation by the United States Securities & Exchange Commission (the "Commission"); an action by the Commission filed in January 2012 against three of the five individuals, Messrs. Farha, Behrens and Bereday, and a qui tam action against Messrs. Farha, Behrens and Bereday in federal court. We settled the class actions in May 2011. In 2010, we settled the stockholder derivative actions and we were realigned as the plaintiff to pursue our claims against Messrs. Farha, Behrens and Bereday. Pursuant to the settlement agreements described below, Messrs. Farha, Behrens and Bereday were dismissed from the federal court and state derivative actions. Pursuant to the settlement agreement with Mr. Bereday described below, Mr. Bereday was dismissed from the fee advancement case in Delaware Chancery Court. The Commission action and the qui tam action are currently stayed.

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

In connection with these matters, we have advanced to the five individuals cumulative legal fees and related expenses of approximately $236.5 million from the inception of the investigations through September 30, 2017. We incurred $1.2 million and $6.5 million of these fees and related expenses during the three months ended September 30, 2017 and 2016, respectively, and $6.7 million and $16.2 million during the nine months ended September 30, 2017 and 2016, respectively. These fees are not inclusive of the amounts recovered from Mr. Farha and Mr. Behrens discussed above. We expense these costs as incurred and classify the costs as selling, general and administrative expense incurred in connection with the investigations and related matters.

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

Separate and apart from the legal matters described above, we are also involved in other legal actions in the normal course of our business, including, without limitation, protests and appeals related to Medicaid procurement awards, wage and hour claims and other employment claims, claims for indemnification under purchase agreements, vendor disputes and provider disputes regarding payment of claims. Some of these actions seek monetary damages including claims for liquidated or punitive damages, which are not covered by insurance. We review relevant information with respect to these litigation matters and we update our estimates of reasonably possible losses and related disclosures. We accrue an estimate for contingent liabilities, including attorney's fees related to these matters, if a loss is probable and estimable. Currently, we do not expect that the resolution of any of these currently pending actions, either individually or in the aggregate, will differ materially from our current estimates or have a material adverse effect on our results of operations, financial condition and cash flows. However, the outcome of any legal actions cannot be predicted, and therefore, actual results may differ from those estimates.

15. SUBSEQUENT EVENTS

As previously announced on October 19, 2017, the company signed a contract with the Illinois Department of Health Care and Family Services ("HFS") to administer the Health Choice Illinois Medicaid managed care program statewide. Services under the new contract are expected to begin on January 1, 2018. The contract is for four years and may be renewed up to four additional years at the discretion of HFS.

Considering the initial premium rate structure, estimated medical benefits and other costs to be incurred during the initial four-year contractual term of the Illinois Medicaid managed care program, we will be completing a premium deficiency reserve evaluation in the fourth quarter of 2017.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Form 10-Q for the quarterly period ended September 30, 2017 ("2017 Form 10-Q"), which are not historical fact may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Such statements, which may address, among other things, our financial outlook, the timing of the launch of new programs, pending new Medicaid contracts, any anticipated premium deficiency reserve, the appropriation and payment to us by state governments of Medicaid premiums receivable, the financial effect of recent acquisitions, including integration costs, rate changes, market acceptance of our products and services, our ability to finance growth opportunities, our ability to respond to changes in laws and government regulations, including any repeal, replacement or modification of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA"), implementation of our growth strategies, projected capital expenditures, liquidity and the availability of additional funding sources may be found in this Item of this 2017 Form 10-Q and elsewhere in this report generally. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "targets," "predicts," "potential," "continues" or the negative of such terms or other comparable terminology. Forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. Please refer to the Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 ("2016 Form 10-K"). These forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, as they are based on management's expectations and beliefs about future events and circumstances. Given the risks and uncertainties inherent in forward-looking statements, any of our forward-looking statements could be incorrect and investors are cautioned not to place undue reliance on any of our forward-looking statements. Subsequent events and developments may cause actual results to differ, perhaps materially, from our forward-looking statements. We undertake no duty and expressly disclaim any obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

OVERVIEW

Introduction

WellCare Health Plans, Inc. (the "Company," "we," "us," or "our") focuses exclusively on government-sponsored managed care services, primarily through Medicaid, Medicare Advantage ("MA") and Medicare Prescription Drug Plans ("PDPs") to families, children, seniors and individuals with complex medical needs. As of September 30, 2017, we served approximately 4.3 million members. During the nine months ended September 30, 2017, we operated Medicaid health plans in Arizona, Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, Nebraska, New Jersey, New York and South Carolina. We began serving Medicaid and Medicare members in Arizona, effective December 31, 2016, in connection with the acquisition of Care1st Health Plan Arizona, Inc. and One Care by Care1st Health Plan of Arizona, Inc. (together, "Care1st Arizona"). Effective January 1, 2017, we began serving Medicaid members statewide in Nebraska.

As of September 30, 2017, we also operated MA coordinated care plans ("CCPs") in Arizona, Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Maine, Mississippi, New Jersey, New York, South Carolina, Tennessee and Texas, as well as stand-alone Medicare prescription drug plans ("PDP") nationwide.

Summary of Consolidated Financial Results

Summarized below are the key highlights for the three months and nine months ended September 30, 2017. For additional information, refer to "Results of Operations" below, which discusses both consolidated and segment results.

▪
Membership at September 30, 2017 increased by 573,000, or 15.2%, compared with September 30, 2016, as discussed below in "Results of Operations." The growth was primarily driven by an increase in Medicaid Health Plans organic membership in our Missouri, Arizona and Nebraska markets, as well as our acquisition of Care1st Arizona. The increases were partially offset by losses in Georgia due to the introduction of a fourth managed care organization in the State. The increase is also attributed to our Medicare Health Plans membership due to the addition of approximately 119,000 MA members from the Universal American Corp. ("Universal American") acquisition discussed in Note 2- Acquisitions of this 2017 Form 10-Q. Our 2017 bid positioning also increased year-over-year organic membership in both our Medicare Health Plans and Medicare PDPs segments.

▪
Premiums increased 22.7% and 18.0% for the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016, primarily reflecting our acquisitions of Universal American and Care1st Arizona. The increase is also attributed to organic growth across all three lines of business. These increases were partially offset by lower premiums in the State of Georgia, resulting from lower membership, and the effect of the ACA industry fee moratorium for 2017 (discussed in Key Development and Accomplishments below), which resulted in the elimination of any associated Medicaid ACA industry fee reimbursements from our state government partners.

▪
Net Income for the three and nine months ended September 30, 2017 increased $103.0 million and $115.8 million compared to the same periods in 2016, respectively, driven by continued improvement in operational execution, primarily in the Medicaid Health Plans and Medicare Health Plans segments. The increase is also attributed to the recognition of a previously unrecognized tax benefit and the recognition of certain earnings related to unconsolidated subsidiaries, both recognized in the current quarter as discussed further in "Results of Operations". The increases, for the nine months ended September 30, 2017 as compared to the same period in 2016, are partially offset by $33.3 million in one-time transaction and integration costs related to the acquisition of Universal American, as well as a $26.1 million loss on extinguishment of debt, primarily related to the early redemption, on April 7, 2017, of our 5.75% $900.0 million of senior notes otherwise due 2020 (the “2020 Notes”).

Key Developments and Accomplishments

Presented below are key developments and accomplishments relating to progress on our business strategy that have affected, or are expected to affect, our results:

•
As previously announced on October 19, 2017, the company signed a contract with the Illinois Department of Health Care and Family Services ("HFS") to administer the Health Choice Illinois Medicaid managed care program statewide. Services under the new contract are expected to begin on January 1, 2018. The contract is for four years and may be renewed up to four additional years at the discretion of HFS.

•
Effective July 1, 2017, we began services under a new Medicaid contract with the State of Georgia serving Temporary Assistance for Needy Families ("TANF") and Children's Health Insurance Program ("CHIP") beneficiaries. As of September 30, 2017, we served approximately 498,000 Medicaid members in Georgia. Due to the addition of a fourth managed care organization to the program, our membership declined approximately 79,000 members as compared to June 30, 2017.

•
On April 28, 2017 (the "Effective Date"), we completed the acquisition of Universal American. The acquisition of Universal American contributed approximately 119,000 MA members in Texas, New York and Maine, strengthening our business by increasing our MA membership by a third, deepening our presence in two key markets, Texas and New York, and diversifying our business portfolio. The transaction was valued at approximately $770.0 million.

•
On May 1, 2017, we completed our previously announced acquisition of certain assets, including Arizona Medicaid membership and certain provider contracts, from Phoenix Health Plan ("PHP"). The transaction included the transfer of approximately 42,000 Medicaid members to Care1st Arizona, a wholly owned subsidiary of the Company. The transaction was funded with available cash on hand. As of September 30, 2017, we served approximately 156,000 Medicaid members in Arizona.

•
Effective May 1, 2017, we began services under a new contract with the State of Missouri, which expanded the state's MO HealthNet Managed Care (Medicaid) program statewide into all four regions of the state. We continue to serve TANF and CHIP beneficiaries through this program. As of September 30, 2017, we served approximately 291,000 Medicaid members in Missouri, an increase of 174,000 members or 148.7%, from 117,000 members at September 30, 2016.

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

•
On January 1, 2017, we began serving Medicaid beneficiaries under Nebraska's Medicaid Managed Care program, Heritage Health. Our Nebraska contract has an initial five-year term and two additional one-year renewal options at the discretion of the Nebraska Department of Administrative Services. As of September 30, 2017, we served approximately 79,000 Medicaid members in Nebraska.

•
Effective January 1, 2017, the Consolidated Appropriations Act, 2016 provided for a one-year moratorium on the ACA industry fee, and, as a result, eliminated the associated Medicaid ACA industry fee reimbursements from our state government partners. Accordingly, we did not incur ACA industry fee expense for the three and nine months ended September 30, 2017, compared with $57.1 million and $171.0 million incurred for the three and nine months ended September 30, 2016, respectively. Additionally, we did not receive any Medicaid ACA industry fee reimbursement revenue during the three and nine months ended September 30, 2017, compared with $67.2 million and $183.6 million recognized for the three and nine months ended September 30, 2016, respectively.

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

In October 2017, CMS announced 2018 MA and PDP Star Ratings. Three of our 16 active MA contracts received an overall rating of 4.0 stars or higher and served approximately 38.9% of our September 30, 2017 MA membership, including contracts serving certain of our members in Florida, Maine, New York and Texas. Four of our MA contracts received an overall rating of 3.5 stars and served approximately 11.6% of our September 30, 2017 MA membership, including contracts serving certain of our members in Arizona, California, New Jersey, and New York. Eight of our MA contracts received an overall rating of 3.0 stars, while we have one MA plan that received an overall score of 2.5 stars serving our members in Hawaii and Louisiana.

Our MA plan serving Arkansas, Illinois, Mississippi, South Carolina and Tennessee received a score of 2.5 stars for its Part C operations for 2017 and 2018 and could be subject to termination by CMS if the score does not improve for 2019. Additionally, our PDP plan received a score of 2.5 stars for 2017 and 2018 and could subject the contract to termination by CMS if the score does not improve for 2019.

RESULTS OF OPERATIONS

Condensed Consolidated Financial Results

The following tables set forth condensed consolidated statements of operations data, as well as other key data used in our results of operations discussion for the three and nine months ended September 30, 2017 compared with the same periods in 2016.

	For the Three Months Ended September 30,		Percentage	For the Nine Months Ended September 30,		Percentage
	2017	2016	Change	2017	2016	Change
Revenues:	(Dollars in millions)			(Dollars in millions)
Premium	$4,390.9	$3,578.8	22.7%	$12,631.5	$10,705.4	18.0%
Investment and other income	12.0	5.2	130.8%	30.6	13.5	126.7%
Total revenues	4,402.9	3,584.0	22.8%	12,662.1	10,718.9	18.1%

Expenses:
Medical benefits	3,740.7	3,040.2	23.0%	10,938.3	9,091.0	20.3%
Selling, general and administrative	372.3	268.5	38.7%	1,040.2	815.4	27.6%
ACA industry fee	—	57.1	(100.0)%	—	171.0	(100.0)%
Medicaid premium taxes	29.5	28.3	4.2%	90.6	83.1	9.0%
Depreciation and amortization	31.4	22.4	40.2%	84.6	64.9	30.4%
Interest	17.1	14.6	17.1%	51.4	45.0	14.2%
Total expenses	4,191.0	3,431.1	22.1%	12,205.1	10,270.4	18.8%
Income from operations	211.9	152.9	38.6%	457.0	448.5	1.9%
Loss on extinguishment of debt	—	—	—%	26.1	—	—%
Income before income taxes and equity in earnings of unconsolidated subsidiaries	211.9	152.9	38.6%	430.9	448.5	(3.9)%
Equity in earnings of unconsolidated subsidiaries	23.2	—	—%	22.1	—	—%
Income before income taxes	235.1	152.9	53.8%	453.0	448.5	1.0%
Income tax expense	63.5	84.3	(24.7)%	140.0	251.3	(44.3)%
Net income	$171.6	$68.6	150.1%	$313.0	$197.2	58.7%
Effective tax rate	27.0%	55.1%	(28.1)%	30.9%	56.0%	(25.1)%

Membership

In the following tables, we have summarized membership for our business segments in each state that exceeded 5% of our total membership, as well as all other states in the aggregate, as of September 30, 2017 and 2016, respectively.

	September 30, 2017
State	Medicaid Health Plans(1)	Medicare Health Plans(1)	Medicare PDPs	Total Membership	Percentage of Total
Florida	757,000	101,000	30,000	888,000	20.4%
Georgia	498,000	46,000	20,000	564,000	13.0%
Kentucky	446,000	9,000	23,000	478,000	11.0%
Missouri	291,000	—	17,000	308,000	7.1%
New York	144,000	89,000	57,000	290,000	6.7%
Illinois	139,000	18,000	36,000	193,000	4.4%
Other states	441,000	229,000	958,000	1,628,000	37.4%
Total	2,716,000	492,000	1,141,000	4,349,000	100.0%

	September 30, 2016
State	Medicaid Health Plans(1)	Medicare Health Plans(1)	Medicare PDPs	Total Membership	Percentage of Total
Florida	779,000	93,000	29,000	901,000	23.9%
Georgia	578,000	39,000	23,000	640,000	16.9%
Kentucky	440,000	8,000	20,000	468,000	12.4%
Missouri	117,000	—	13,000	130,000	3.4%
New York	133,000	43,000	56,000	232,000	6.1%
Illinois	167,000	16,000	27,000	210,000	5.6%
Other states	212,000	139,000	844,000	1,195,000	31.7%
Total	2,426,000	338,000	1,012,000	3,776,000	100.0%

(1) Medicaid Health Plans and Medicare Health Plans membership includes members who are dually-eligible and participate in both our Medicaid and Medicare programs. The dually-eligible membership was 52,000 and 46,000 of our Medicaid and Medicare membership as of September 30, 2017 and 2016, respectively.

As of September 30, 2017, membership increased approximately 573,000 members, or 15.2%, compared with September 30, 2016. Membership discussion by segment follows:

•
Medicaid Health Plans. Membership increased by 290,000 or 12.0% year-over-year, to 2.7 million members as of September 30, 2017. The increase was primarily driven by our participation in Missouri's Medicaid program statewide expansion, our Arizona acquisitions and our new Nebraska Medicaid plan. The increase was partially offset by declines in our Georgia health plan membership because the State added a fourth managed care organization, effective July 1, 2017.

•
Medicare Health Plans. Membership as of September 30, 2017 increased by 154,000 year-over-year, or 45.6%, to 492,000 members. The increase primarily reflects our acquisition of Universal American and our 2017 bid positioning, partially offset by planned service area reductions for the 2017 plan year.

•	Medicare PDPs. Membership as of September 30, 2017 increased 129,000 year-over-year, or 12.7%, to 1.1 million members. The increase was primarily the result of our 2017 bid strategy.

Premium Revenue

Premium revenue increased by approximately $812.1 million and $1.9 billion for the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016. The increases reflect our acquisitions of Universal American and Care1st Arizona, our participation in the Missouri Medicaid program expansion, net rate increases in certain of our Medicaid markets, and organic growth across all three lines of business. These increases were partially offset by the effect of the ACA industry fee moratorium for 2017, which resulted in the elimination of any associated Medicaid ACA industry fee reimbursements from our state government partners as discussed in "Key Developments and Accomplishments" and, for the three months ended September 30, 2017, lower premiums in our Georgia health plan, resulting from lower membership.

Medical Benefits Expense

Medical benefits expense increased by approximately $700.5 million and $1.8 billion for the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016. The increase was primarily driven by the previously noted 2017 and 2016 acquisitions and additional organic membership growth across all lines of business. The increase was partially offset by the favorable result of continued performance in clinical and pharmacy execution and the previously discussed lower membership in our Georgia health plan.

Selling, General and Administrative ("SG&A") Expense

SG&A expense, under generally accepted accounting principles in the United States of America ("GAAP"), includes aggregate costs related to previously disclosed government investigations and related litigation and resolution costs ("Investigation costs"). Refer to Note 14 - Commitments and Contingencies within the Condensed Consolidated Financial Statements included in this 2017 Form 10-Q for additional discussion of these Investigation costs. For the three and nine months ended September 30, 2017, SG&A expense also included certain costs associated with our acquisition of Universal American ("Transaction and integration costs"). These costs include severance payments to former executives, advisory, legal and other professional fees that are reflected in SG&A expense in our Condensed Consolidated Statements of Comprehensive Income. For the three and nine months ended September 30, 2016, SG&A expense also included certain activities relating to the divestiture of Sterling Life Insurance Company ("Sterling divestiture costs"), transitory costs related to our decision to change our pharmacy benefit manager ("PBM") as of January 1, 2016 ("PBM transitory costs"), and certain non-recurring Iowa-related SG&A expenses relating to readiness costs, certain wind-down costs of WellCare's Iowa operations and certain legal costs ("Iowa SG&A costs"). Although the excluded items may recur, we believe that by providing non-GAAP measurements exclusive of these items, we facilitate period-over-period comparisons and provide additional clarity about events and trends affecting our core operating performance, as well as providing comparability to competitor results. The Investigation costs are related to a discrete incident, which we do not expect to re-occur. The other specific costs mentioned above are related to specific 2016 and 2017 events, which do not reflect the underlying ongoing performance of our business. The non-GAAP financial measures should be considered in addition to, but not as a substitute for, or superior to, financial measures prepared in accordance with GAAP. Below is a reconciliation of these non-GAAP measures with the most directly comparable financial measure calculated in accordance with GAAP.

The reconciliation of SG&A expense, including and excluding such costs, is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
SG&A expense (GAAP)	$372.3	$268.5	$1,040.2	$815.4
Adjustments:
Investigation costs	(0.9)	0.3	(7.2)	(12.2)
Transaction and integration costs	(6.6)	—	(33.3)	—
Sterling divestiture costs	—	—	—	(1.7)
PBM transitory costs	—	—	—	(4.9)
Iowa SG&A costs	—	—	—	(5.2)
Adjusted SG&A expense (non-GAAP)	$364.8	$268.8	$999.7	$791.4
SG&A ratio (GAAP) (1)	8.5%	7.5%	8.2%	7.6%
Adjusted SG&A ratio (non-GAAP) (2)	8.4%	7.7%	8.0%	7.6%

(1) SG&A expense, as a percentage of total premium revenue.
(2) Adjusted SG&A expense, as a percentage of total premium revenue, excluding Medicaid premium taxes reimbursement and Medicaid ACA industry fee reimbursements.

Our SG&A expense for the three and nine months ended September 30, 2017, increased approximately $103.8 million and $224.8 million, respectively, compared with the same periods in 2016. Additionally, our SG&A ratio increased by 100 and 60 basis points for the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016. These increases were primarily the result of our acquisitions of Universal American, including one-time transaction and integration costs, and Care1st Arizona, staffing and infrastructure costs to support organic growth, and variable short-term and long-term management incentive compensation due to improved company performance.

Our Adjusted SG&A expense for the three and nine months ended September 30, 2017, increased approximately $96.0 million and $208.3 million, respectively, compared with the same periods in 2016. Additionally, our Adjusted SG&A ratio increased by 70 and 40 basis points for the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016. These increases were primarily the result of our acquisitions of Universal American and Care1st Arizona as well as variable short-term and long-term management incentive compensation due to improved company performance.

Equity in Earnings (Losses) of Unconsolidated Subsidiaries

As discussed in Note 1 - Organization, Basis Of Presentation And Significant Accounting Policies to the Condensed Consolidated Financial Statements in this 2017 Form 10-Q, we work with physicians and other health care professionals to operate Accountable Care Organizations (“ACOs”) under the Medicare Shared Saving Program ("MSSP") and Next Generation ACO Models. We account for our participation in the ACOs using the equity method. Gains and losses are reported as equity in earnings (losses) of unconsolidated subsidiaries in our Condensed Consolidated Statements of Comprehensive Income. During the three and nine months ended September 30, 2017, we recorded net gains of $23.2 million and $22.1 million, respectively, primarily associated with shared savings for the 2016 MSSP contract year.

Income Tax Expense

Our effective income tax rate for the three and nine months ended September 30, 2017 was 27.0% and 30.9%, respectively, compared with 55.1% and 56.0% for the same periods in 2016. The decline in our effective rate was primarily driven by the one-year moratorium on the non-deductible ACA industry fee for 2017, higher excess tax benefits resulting from the settlement of stock-compensation awards in 2017 and the favorable effect of the recognition of certain previously unrecognized tax benefits during the three and nine months ended September 30, 2017. Refer to Note 12 - Income Taxes to the Condensed Consolidated Financial Statements in this 2017 Form 10-Q for further discussion regarding the recognition of previously unrecognized tax benefits in 2017.

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

Reconciling Segment Results

The following table reconciles our reportable segment results to income from operations, as reported in accordance with GAAP.

	For the Three Months Ended September 30,		Percentage	For the Nine Months Ended September 30,		Percentage
	2017	2016	Change	2017	2016	Change
	(Dollars in millions)			(Dollars in millions)
Gross Margin
Medicaid Health Plans	$381.0	$271.8	40.2%	$1,019.1	$898.6	13.4%
Medicare Health Plans	210.0	141.0	48.9%	576.2	414.2	39.1%
Medicare PDPs	59.2	68.7	(13.8)%	97.9	130.6	(25.0)%
Total gross margin	650.2	481.5	35.0%	1,693.2	1,443.4	17.3%
Investment and other income	12.0	5.2	130.8%	30.6	13.5	126.7%
Other expenses (1)	(450.3)	(333.8)	34.9%	(1,266.8)	(1,008.4)	25.6%
Income from operations	$211.9	$152.9	38.6%	$457.0	$448.5	1.9%

(1)	Other expenses include SG&A expenses, Medicaid premium taxes, depreciation and amortization, and interest.

Medicaid Health Plans

Our Medicaid Health Plans segment includes plans for beneficiaries of TANF, Supplemental Security Income ("SSI"), Aged Blind and Disabled ("ABD") and other state-based programs that are not part of the Medicaid program, such as CHIP and the Long-Term Services and Supports ("LTSS") program.

Medicaid Health Plans Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicaid Health Plans segment for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		Percentage	For the Nine Months Ended September 30,		Percentage
	2017	2016	Change	2017	2016	Change
	(Dollars in millions)			(Dollars in millions)
Premium revenue (1)	$2,693.2	$2,348.4	14.7%	$7,967.7	$6,867.3	16.0%
Medicaid premium taxes (1)	29.5	28.3	4.2%	90.6	83.1	9.0%
Medicaid ACA industry fee reimbursement (1)	—	67.2	(100.0)%	—	183.6	(100.0)%
Total premiums	2,722.7	2,443.9	11.4%	8,058.3	7,134.0	13.0%
Medical benefits expense	2,341.7	2,134.8	9.7%	7,039.2	6,124.8	14.9%
ACA industry fee	—	37.3	(100.0)%	—	110.6	(100.0)%
Gross margin	$381.0	$271.8	40.2%	$1,019.1	$898.6	13.4%

Medicaid Health Plans MBR (1)	86.0%	87.4%	(1.4)%	87.4%	85.9%	1.5%
Effect of:
Medicaid premium taxes	0.9%	1.1%		0.9%	1.0%
Medicaid ACA industry fee reimbursement	—	2.4%		—	2.3%
Medicaid Health Plans Adjusted MBR (1)	86.9%	90.9%	(4.0)%	88.3%	89.2%	(0.9)%

Medicaid membership at end of period:	2,716,000	2,426,000	12.0%

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

Medicaid total premiums increased $278.8 million and $924.3 million or 11.4% and 13.0% for the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016, primarily driven by membership acquired from our Arizona acquisitions, our new Nebraska Medicaid plan and our participation in Missouri's Medicaid program statewide expansion. The increase is also attributable to net rate increases in certain of our existing Medicaid markets. These increases were partially offset by the decline in our Georgia health plan membership during the third quarter of 2017, and the effect of the previously noted ACA industry fee moratorium for 2017, which resulted in the elimination of any associated Medicaid ACA industry fee reimbursements from our state government partners.

Excluding Medicaid premium taxes and the Medicaid ACA industry fee reimbursements, Medicaid premium revenue for the three and nine months ended September 30, 2017 increased $344.8 million and $1.1 billion, or 14.7% and 16.0%, respectively, compared with the same periods in 2016. The increase is a result of our previously discussed 2017 and 2016 Medicaid acquisitions, our new Nebraska Medicaid program, and the Missouri Medicaid program expansion. The increase is also attributable to net rate increases in certain of our existing Medicaid markets. These increases were partially offset by the decline in our Georgia health plan membership during the third quarter of 2017.

Medical benefits expense for the three and nine months ended September 30, 2017 increased $206.9 million and $914.4 million, or 9.7% and 14.9%, respectively, compared with the same periods in 2016, primarily resulting from the previously discussed net increase in membership, including growth from acquisitions and organic growth resulting from our new Nebraska market and Missouri's statewide expansion. These increases were partially offset by the decline in our Georgia health plan membership.

Our Medicaid Health Plans segment MBR decreased 140 and increased 150 basis points for the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016. The decrease in the three months ended September 30, 2017 is a result of continued operational execution, incremental retroactive revenue related to specific benefits in Florida for periods prior to May 2016 and net rate increases in certain Medicaid markets. This decrease was offset by the effect of the ACA industry fee moratorium and, as a result, the elimination of associated Medicaid reimbursement revenue and new members from the statewide expansion of the Missouri Medicaid program. The increase in the nine months ended September 30, 2017 is the a result of the effect of the ACA industry fee moratorium, and, as a result the elimination of associated Medicaid reimbursement revenue, the addition of our new Medicaid businesses in Arizona and Nebraska, and new members from the statewide expansion of the Missouri Medicaid program. This increase was partially offset by continued operational execution.

Excluding the effect of Medicaid premium taxes and Medicaid ACA industry fee reimbursements, our Medicaid Health Plans Adjusted MBR decreased 400 and 90 basis points for the three and nine months ended September 30, 2017, respectively, compared with same periods in 2016. The decrease for both periods is a result of continued operational execution and net rate increases in certain Medicaid markets. For the three months ended September 30, 2017 as compared with the same period in 2016, the decrease is also a result of incremental retroactive revenue related to specific benefits in Florida for periods prior to May 2016.

Medicare Health Plans

We contract with CMS under the Medicare program to provide a comprehensive array of Part C and Part D benefits to Medicare eligible persons provided through our MA plans. Our MA CCPs, administered through HMOs, generally require members to seek health care services and select a primary care physician from a network of health care providers. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of most of our MA plans.

Medicare Health Plans Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare Health Plans segment for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		Percentage	For the Nine Months Ended September 30,		Percentage
	2017	2016	Change	2017	2016	Change
Medicare Health Plans:	(Dollars in millions)			(Dollars in millions)
Premium revenue	$1,466.3	$959.0	52.9%	$3,877.6	$2,920.6	32.8%
Medical benefits expense	1,256.3	802.1	56.6%	3,301.4	2,458.2	34.3%
ACA industry fee	—	15.9	(100.0)%	—	48.2	(100.0)%
Gross margin	$210.0	$141.0	48.9%	$576.2	$414.2	39.1%
MBR	85.7%	83.6%	2.1%	85.1%	84.2%	0.9%
Membership	492,000	338,000	45.6%

Medicare Health Plans premium revenue for the three and nine months ended September 30, 2017 increased $507.3 million and $957.0 million, or 52.9% and 32.8%, respectively, compared with the same periods in 2016, primarily driven by our acquisition of Universal American, our 2017 bid strategy, and organic growth.

Medical benefits expense for the three and nine months ended September 30, 2017 increased $454.2 million and $843.2 million, or 56.6% and 34.3%, respectively, compared with the same periods in 2016. The increase was primarily due to increased membership acquired from the acquisition of Universal American and increased membership as a result of our 2017 bid positioning. The Medicare Health Plans segment MBR increased by 210 and 90 basis points for the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016, primarily resulting from increased investments in quality program initiatives, bid considerations due to the ACA industry fee moratorium in 2017 and the acquisition of Universal American.

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

Medicare PDPs Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare PDPs segment for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		Percentage	For the Nine Months Ended September 30,		Percentage
	2017	2016	Change	2017	2016	Change
Medicare PDPs:	(Dollars in millions)			(Dollars in millions)
Premium revenue	$201.9	$175.9	14.8%	$695.6	$650.8	6.9%
Medical benefits expense	142.7	103.3	38.1%	597.7	508.0	17.7%
ACA industry fee	—	3.9	(100.0)%	—	12.2	(100.0)%
Gross margin	$59.2	$68.7	(13.8)%	$97.9	$130.6	(25.0)%
MBR	70.7%	58.8%	11.9%	85.9%	78.1%	7.8%
Membership	1,141,000	1,012,000	12.7%

Medicare PDPs premium revenue increased for the three and nine months ended September 30, 2017 increased $26.0 million and $44.8 million, or 14.8% and 6.9%, respectively, compared with the same periods in 2016. Medical benefits expense increased $39.4 million and $89.7 million, or 38.1% and 17.7% for the three and nine months ended September 30, 2017, respectively. This was primarily due to the increase in membership resulting from our 2017 bid strategy. The Medicare PDPs MBR, for the three and nine months ended September 30, 2017, increased by 1,190 and 780 basis points over the same periods in 2016, reflecting the effect of our 2017 bid strategy.

BUSINESS TRENDS AND INFLATION

Health care expenditures have grown consistently for many years, and we expect overall health care costs to continue to grow in the future due to inflation, evolving medical technology, pharmaceutical advancement, regulatory requirements, demographic trends in the U.S. population, and national interest in health and wellbeing. We use various strategies to mitigate the negative effects of health care cost inflation. Specifically, our health plans try to control medical and hospital costs through our state savings initiatives and contracts with independent providers of health care services. Through these contracted care providers, our health plans emphasize preventive health care and appropriate use of specialty and hospital services. Additionally, our contracts with states require actuarially sound premiums that include health care cost trend. While we currently believe our strategies to mitigate health care cost inflation will continue to be successful, competitive pressures, new health care and pharmaceutical product introductions, demands from health care providers and customers, applicable health care reform regulations, an increase in the expected rate of inflation for health care costs, or other factors may adversely affect our ability to control health care costs.

OUTLOOK

Medicaid Health Plans - We expect premium revenue (GAAP) for our Medicaid Health Plans segment to be in the range of $10.65 billion to $10.75 billion for 2017, compared with $9.50 billion for 2016. We expect premium revenue for our Medicaid Health Plans, excluding $118.0 million to $123.0 million in Medicaid premium taxes, to be in the range of $10.55 billion to $10.65 billion for 2017, compared with $9.1 billion reported for 2016, excluding $244.9 million in Medicaid ACA industry fee reimbursement and $110.0 million in Medicaid premium taxes in 2016. The expected year-over-year increase reflects our new Nebraska Medicaid plan; Missouri Medicaid reprocurement with an expanded service area; acquisitions of Care1st Arizona and PHP; and organic growth.

The Medicaid Health Plans MBR (GAAP) is expected to be in the range of 88.2% to 88.8% for 2017, compared with 86.2% for 2016. The Medicaid Health Plans Adjusted MBR is expected to be in the range of 89.0% to 89.6%, consistent with 89.5% reported in 2016.

Medicare Health Plans - We expect premium revenue for our Medicare Health Plans segment to be in the range of $5.25 billion to $5.35 billion for 2017, compared with $3.9 billion reported for 2016. The increase is primarily due to the Universal American acquisition on April 28, 2017 and year-over-year organic growth. Medicare Health Plans MBR is expected to be in the range of 85.5% to 86.0% for 2017, compared with 84.6% in 2016, reflecting planned increased quality investments, bid considerations due to the ACA industry fee moratorium in 2017 and the acquisition of Universal American.

Medicare PDPs - We expect premium revenue for our Medicare PDPs segment to be in the range of $875.0 million to $925.0 million for 2017, compared with $845.0 million for 2016, primarily due to our bid positioning for the 2017 plan year. Medicare PDPs MBR is expected to be in the range of 80.5% to 82.5% for 2017, compared with 73.7% for 2016 due to our bid positioning for the 2017 plan year.

Consolidated SG&A - Our consolidated SG&A ratio (GAAP) is not estimable as we currently are not able to project future amounts associated with investigation costs and transaction and integration costs. We expect that our consolidated Adjusted SG&A ratio, which excludes the effect of investigation costs and transaction and integration costs, for 2017, will be approximately 8.3% to 8.4%, compared with 8.0% for 2016, primarily as a result of our acquisitions of Universal American and Care1st Arizona, as well as variable short-term and long-term management incentive compensation due to improved company performance. These increases were partially offset by improved operating leverage associated with premium revenue growth.

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

We refer collectively to the cash, cash equivalents and investment balances maintained by our regulated subsidiaries as "regulated cash and investments." Our regulated subsidiaries generally receive premiums in advance of payments of claims for medical and other health care services; however, regulated cash and investments can fluctuate significantly in a particular period depending on the timing of receipts for premiums from our government partners. Our unrestricted regulated cash and investments were $5.4 billion as of September 30, 2017, a $2.2 billion increase from $3.2 billion at December 31, 2016, due primarily to the advance receipt of October CMS Medicare premium, subsidy payments and risk adjusted premiums of $1.1 billion during the third quarter of 2017; cash and investments acquired with the Universal American acquisition; earnings from operations; and contributions received from the parent and non-regulated subsidiaries. These increases were partially offset by dividends paid to the parent and non-regulated subsidiaries.

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

Unregulated cash, cash equivalents and investments totaled approximately $582.2 million as of September 30, 2017, a decrease of approximately $333.1 million from $915.3 million as of December 31, 2016. This decrease is primarily the result of the early redemption in full of our 2020 notes, including the $25.9 million redemption premium, funding for the acquisition of Universal American and a $100.0 million cash payment to repay borrowings under our Credit Facility in March 2017. These decreases were partially offset by the receipt of $1,182.2 million net proceeds from the 2025 Notes issuance in March 2017 (see Capital Resources – Debt below for further discussion), as well as dividends received from our regulated subsidiaries.

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

Refer to Note 2- Acquisitions to the Condensed Consolidated Financial Statements in this 2017 Form 10-Q for further discussion of the Universal American acquisition.

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

Cash Flow Activities

Our cash flows are summarized as follows:

	For the Nine Months Ended September 30,
	2017	2016
	(In millions)
Net cash provided by operating activities	$1,245.5	$1,080.3
Net cash used in investing activities	(1,461.9)	(53.8)
Net cash provided by financing activities	1,133.9	444.9
Increase in cash and cash equivalents	$917.5	$1,471.4

Cash Flows from Operating Activities

We generally receive premiums in advance of payments of claims for health care services; however, cash flows related to our operations can fluctuate significantly in a particular period depending on the timing of premium receipts from our government partners.

Net cash provided by operating activities for the nine months ended September 30, 2017 was $1.2 billion, compared with $1.1 billion for the same period in 2016, primarily due to improved operating earnings, partially offset by the elimination of Medicaid ACA industry fee reimbursements from our state government partners resulting from the ACA industry fee moratorium for 2017.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 was $1.5 billion, compared with $53.8 million for the same period in 2016, primarily due to increased purchases of investments in 2017 to improve investment income, and the acquisitions of Universal American and PHP during the second quarter of 2017.

Cash Flows from Financing Activities

Cash flows from financing activities are primarily affected by debt-related activity, as well as net funds received or paid for the benefit of members of our MA and PDP plans. Cash provided by financing activities for the nine months ended September 30, 2017 was $1.1 billion, compared with $444.9 million for the same period in 2016, primarily driven by the following:

•
Aggregate net proceeds of $156.1 million resulting from debt transactions executed during the nine months ended September 30, 2017, reflecting net proceeds of $1,182.2 million received from the issuance of our 2025 Notes in March 2017, partially offset by the early redemption in full of our $900.0 million principal amount of 2020 notes in April 2017, including the $25.9 million redemption premium, and a $100.0 million repayment of outstanding borrowings under our Credit Facility. Refer to "Capital Resources" below for further discussion of our 2017 debt transactions. Debt-related activity for the nine months ended September 30, 2017 reflects $200.0 million drawn from our Credit Facility in January 2016, which, along with $100.0 million in cash, was used to repay in full the $300.0 million term loan under our prior credit facility.

•
Net funds received for the benefit of members was approximately $978.0 million for the nine months ended September 30, 2017, compared with $661.7 million during the same period in 2016. These funds represent the net amounts of subsidies we received from CMS in connection with the low-income cost sharing, catastrophic reinsurance and coverage gap discount components of the Medicare Part D program related to the government's portion of financial responsibility, net of the amounts we paid for related prescription drug benefits, described above in "Medicare Part D Funding and Settlements." The increase from the same period in 2016 is due to the increase in our Medicare Health Plans and Medicare PDP businesses and a result of our 2017 bids. Net funds received for the benefit of members also reflects the advance receipt of the October CMS subsidy payments in both September 2017 and 2016.

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

In April 2017, we redeemed the full $900.0 million in aggregate principal amount outstanding of our 2020 Notes at a redemption price of 102.875% of the principal amount, plus accrued and unpaid interest. In connection with the redemption and repurchase of the 2020 Notes, we incurred a one-time loss on extinguishment of debt of approximately $25.9 million related to the redemption premium, the write-off of associated deferred financing costs and the write-off of the unamortized portion of associated premiums paid on the 2020 Notes. The loss on extinguishment of debt is reflected in our results of operations for the nine months ended September 30, 2017.

Credit Agreement

In January 2016, we entered into the Credit Agreement, which provides for a senior unsecured revolving loan facility (the "Revolving Credit Facility"), which had an initial aggregate principal amount at any time outstanding not to exceed $850.0 million. On March 22, 2017, we increased the amount available under our Credit Agreement from $850.0 million to $1.0 billion. In March 2017, we also repaid the $100.0 million outstanding under our Revolving Credit Facility, and as a result, there were no borrowings outstanding under the Revolving Credit Facility as of September 30, 2017.

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

As of September 30, 2017, we were in compliance with all covenants under both the 2025 Notes and the Credit Agreement.

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

Regulatory Capital and Dividend Restrictions

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. Such statutes, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions, loans or advances that may be paid to us as the sole stockholder. To the extent our HMO and insurance subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement, or net assets, for these subsidiaries was approximately $1.2 billion and $871.8 million at September 30, 2017 and December 31, 2016, respectively. This increase was a result of the Universal American acquisition. Our HMO and insurance subsidiaries were in compliance with these minimum capital requirements.

Under applicable regulatory requirements at September 30, 2017, the amount of dividends that may be paid through the remainder of 2017 by our HMO and insurance subsidiaries without prior approval by regulatory authorities is approximately $79.4 million in the aggregate. We received $280.0 million in dividends from our regulated subsidiaries during the nine month period ended September 30, 2017, $130.0 million of which required prior regulatory approval.

For additional information on regulatory requirements, see Note 17 – Regulatory Capital and Dividend Restrictions to the Consolidated Financial Statements included in our 2016 Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in our critical accounting estimates during the nine months ended September 30, 2017 from those previously disclosed in Part II – Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates in our 2016 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Investment Return Market Risk

As of September 30, 2017, we had cash and cash equivalents of $4.9 billion, short-term investments classified as current assets of $504.6 million, long-term investments of $590.3 million and restricted investments on deposit for licensure of $213.6 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months and longer-term bonds with floating interest rates that are considered available for sale. Restricted assets consist of cash and cash equivalents and U.S. Treasury instruments deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long term regardless of the contractual maturity date due to the nature of the states' requirements. The investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase. However, because of their contractual maturity dates, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market rates at September 30, 2017, the fair value of our fixed income investments would decrease by approximately $22.2 million. Similarly, a 1% decrease in market interest rates at September 30, 2017 would increase the fair value of our investments by approximately $22.3 million.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 31, 2017.

WELLCARE HEALTH PLANS, INC.
By:	/s/ Andrew L. Asher
Andrew L. Asher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Michael Troy Meyer
Michael Troy Meyer
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
10.1	WellCare Health Plans, Inc. Executive Severance Plan, as amended	8-K	October 2, 2017	10.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
101.INS	XBRL Instance Document ††
101.SCH	XBRL Taxonomy Extension Schema Document ††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document ††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ††
† Filed herewith.
†† Furnished herewith and not filed for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.