Form 10-Q
period 2018-03-31
WELLCARE HEALTH PLANS, INC.
filed 2018-05-01
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

As of April 30, 2018, there were 44,754,547 shares of the registrant's common stock, par value $.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In millions, except per share and share data)

	For the Three Months Ended March 31,
	2018	2017
Revenues:
Premium	$4,626.3	$3,947.0
Investment and other income	19.9	7.2
Total revenues	4,646.2	3,954.2

Expenses:
Medical benefits	3,962.0	3,478.6
Selling, general and administrative	355.9	302.4
ACA industry fee	81.5	—
Medicaid premium taxes	32.1	29.9
Depreciation and amortization	36.4	23.9
Interest	17.1	16.2
Total expenses	4,485.0	3,851.0
Income before income taxes and equity in losses of unconsolidated subsidiaries	161.2	103.2
Equity in losses of unconsolidated subsidiaries	(2.7)	—
Income before income taxes	158.5	103.2
Income tax expense	56.8	35.9
Net income	$101.7	$67.3

Other comprehensive (loss) income, before tax:
Change in net unrealized gains and losses on available-for-sale securities	(10.3)	0.1
Income tax benefit related to other comprehensive income	(2.4)	—
Other comprehensive (loss) income, net of tax	(7.9)	0.1
Comprehensive income	$93.8	$67.4

Earnings per common share:
Basic	$2.28	$1.52
Diluted	$2.25	$1.50

Weighted average common shares outstanding:
Basic	44,605,892	44,365,987
Diluted	45,196,127	44,826,663

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions, except share data)

	March 31, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$4,824.1	$4,198.6
Short-term investments	708.6	469.5
Premiums receivable, net	638.9	453.4
Pharmacy rebates receivable, net	380.6	335.0
Receivables from government partners	81.2	44.2
Funds receivable for the benefit of members	28.8	27.5
Deferred ACA industry fee	244.6	—
Prepaid expenses and other current assets, net	270.4	291.0
Total current assets	7,177.2	5,819.2

Property, equipment and capitalized software, net	317.1	319.5
Goodwill	661.8	660.7
Other intangible assets, net	357.3	367.9
Long-term investments	725.8	766.2
Restricted cash, cash equivalents and investments	213.3	211.0
Other assets	4.4	4.9
Assets of discontinued operations	214.5	215.2
Total Assets	$9,671.4	$8,364.6

Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$2,210.3	$2,146.3
Unearned premiums	592.9	65.9
ACA industry fee liability	326.1	—
Accounts payable and accrued expenses	550.1	788.1
Funds payable for the benefit of members	1,612.2	1,075.9
Other payables to government partners	388.2	367.0
Total current liabilities	5,679.8	4,443.2

Deferred income tax liability, net	71.5	93.4
Long-term debt, net	1,183.0	1,182.4
Other liabilities	20.2	13.7
Liabilities of discontinued operations	214.5	215.2
Total Liabilities	7,169.0	5,947.9
Commitments and contingencies (see Note 13)	—	—
Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 44,753,235 and 44,522,988 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively)	0.4	0.4
Paid-in capital	583.4	591.5
Retained earnings	1,929.2	1,827.5
Accumulated other comprehensive loss	(10.6)	(2.7)
Total Stockholders' Equity	2,502.4	2,416.7
Total Liabilities and Stockholders' Equity	$9,671.4	$8,364.6
See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited) (In millions, except share data)

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2018	44,522,988	$0.4	$591.5	$1,827.5	$(2.7)	$2,416.7
Common stock issued for vested stock-based compensation awards	334,521	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(104,274)	—	(20.2)	—	—	(20.2)
Stock-based compensation expense, net of forfeitures	—	—	12.1	—	—	12.1
Comprehensive income	—	—	—	101.7	(7.9)	93.8
Balance at March 31, 2018	44,753,235	$0.4	$583.4	$1,929.2	$(10.6)	$2,502.4

Balance at January 1, 2017	44,293,881	$0.4	$546.9	$1,453.8	$(1.0)	$2,000.1
Common stock issued for vested stock-based compensation awards	289,607	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(92,748)	—	(13.4)	—	—	(13.4)
Stock-based compensation expense, net of forfeitures	—	—	9.6	—	—	9.6
Comprehensive income	—	—	—	67.3	0.1	67.4
Balance at March 31, 2017	44,490,740	$0.4	$543.1	$1,521.1	$(0.9)	$2,063.7

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$101.7	$67.3
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	36.4	23.9
Stock-based compensation expense	12.1	9.6
Deferred taxes, net	(19.5)	(25.8)
Other, net	5.1	4.3
Changes in operating accounts, net of effects from acquisitions:
Premiums receivable, net	(187.9)	(120.8)
Pharmacy rebates receivable, net	(45.6)	5.6
Medical benefits payable	64.0	97.7
Unearned premiums	527.0	431.8
Other payables to government partners	(15.8)	(12.0)
Accrued liabilities and other, net	(31.8)	(119.7)
Net cash provided by operating activities	445.7	361.9

Cash flows from investing activities:
Purchases of investments	(387.9)	(434.8)
Proceeds from sales and maturities of investments	171.5	29.3
Additions to property, equipment and capitalized software, net	(24.2)	(23.8)
Net cash used in investing activities	(240.6)	(429.3)

Cash flows from financing activities:
Proceeds from issuance of debt, net of financing costs paid	—	1,182.2
Payments on debt	—	(100.0)
Repurchase and retirement of shares to satisfy employee tax withholding requirements	(20.2)	(13.4)
Funds received for the benefit of members, net	416.2	567.4
Other, net	21.4	(18.2)
Net cash provided by financing activities	417.4	1,618.0

Increase in cash, cash equivalents and restricted cash and cash equivalents	622.5	1,550.6
Balance at beginning of period (1)	4,263.0	4,121.3
Balance at end of period (1)	$4,885.5	$5,671.9

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes, net of refunds	$2.0	$63.9
Cash paid for interest	$32.1	$1.3
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Non-cash additions to property, equipment, and capitalized software	$3.0	$3.3

(1) Beginning and ending cash, cash equivalents and restricted cash and cash equivalents balances have been retrospectively adjusted to reflect the adoption of ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" effective January 1, 2018. See Note 1 - Organization, Basis of Presentation and Significant Accounting Policies for further discussion.

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (In millions, except member, per share and share data)

1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

WellCare Health Plans, Inc. (the "Company", "we", "us", or "our") is a leading managed care company, headquartered in Tampa, Florida, focusing exclusively on providing government-sponsored managed care services, primarily through Medicaid, Medicare Advantage ("MA") and Medicare Prescription Drug Plans ("PDPs") to families, children, seniors, and individuals with complex medical needs. As of March 31, 2018, we served approximately, 4.3 million members in 50 states and the District of Columbia. We estimate that we are among the largest managed care organizations providing Medicaid managed care services plans, MA Plans and PDPs, as measured by membership. Our broad range of experience and government focus allows us to effectively serve our members, partner with our providers, government clients and communities we serve, and efficiently manage our ongoing operations.

As of March 31, 2018, we operated Medicaid health plans, including states where we receive Medicaid premium revenues associated with dually eligible special needs plans, in Arizona, Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, Nebraska, New Jersey, New York, South Carolina and Texas.

In addition, as of March 31, 2018, we also operated MA coordinated care plans ("CCPs") in Arizona, Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Maine, Mississippi, New Jersey, New York, North Carolina, South Carolina, Tennessee and Texas. We also offered stand-alone Medicare PDPs in 50 states and the District of Columbia.

Basis of Presentation

The accompanying unaudited condensed consolidated balance sheets and statement of comprehensive income, changes in stockholder's equity, and cash flows include our accounts and the accounts of our subsidiaries over which we have control or are the primary beneficiary. We eliminated all intercompany accounts and transactions.

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). Accordingly, certain financial information and footnote disclosures normally included in financial statements prepared in accordance with GAAP, but that are not required for interim reporting purposes, have been condensed or omitted. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the fiscal year ended December 31, 2017, included in our Annual Report on Form 10-K ("2017 Form 10-K"), which was filed with the U.S. Securities and Exchange Commission ("SEC") in February 2018. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period.

In the opinion of management, the interim financial statements reflect all normal recurring adjustments that we consider necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. In accordance with GAAP, we make certain estimates and assumptions that affect the amounts reported in the condensed consolidated interim financial statements and accompanying notes. We base these estimates, including assumptions as to the annualized tax rate, on our knowledge of current events and anticipated future events and evaluate and update our assumptions and estimates on an ongoing basis; however, actual results may differ from our estimates. We evaluated all material events subsequent to the date of these condensed consolidated interim financial statements. Certain reclassifications were made to 2017 financial information to conform to the 2018 presentation.

Unconsolidated Subsidiaries

In April 2017, in connection with the acquisition of Universal American Corp. (“Universal American”), we acquired a wholly-owned subsidiary which works with physicians and other health care professionals to operate Accountable Care Organizations ("ACOs") under the Medicare Shared Saving Program ("MSSP") and Next Generation ACO Models. ACOs were established by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the "ACA") to reward integrated, efficient care and allow providers to share in any savings they achieve as a result of improved quality and operational efficiency.

These ACOs are generally formed as limited liability companies. The ACOs are considered variable interest entities ("VIEs") under GAAP as these entities do not have sufficient equity to finance their own operations without additional financial support. We own a majority interest in our ACOs; however, we share the power to direct the activities that most significantly affect the ACOs with health care providers that are minority owners in the ACOs. This power is shared pursuant to the structure of the management committee of each of the ACOs. Accordingly, we have determined that we are not the primary beneficiary of the ACOs; therefore, we cannot consolidate their results. We perform an ongoing qualitative assessment of our variable interests in VIEs to determine whether we have a controlling financial interest and would therefore be considered the primary beneficiary of the VIE.
We account for our participation in the ACOs using the equity method. Gains and losses are immaterial and are reported on the face of our condensed consolidated statements of comprehensive income as equity in (losses) earnings of unconsolidated subsidiaries.
Significant Accounting Policies
Below is a discussion of our significant accounting policies which affected the comparability of our consolidated results of operations, financial condition or cash flows for the periods presented. Refer to Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements included in our 2017 Form 10-K for a complete discussion of all of our significant accounting policies.
Premium Receivables and Unearned Premiums
We record premiums earned but not received as premiums receivable and record premiums received in advance of the period of service as unearned premiums in our condensed consolidated balance sheets. A complete discussion of premiums receivable and unearned premiums is included in Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements included in our 2017 Form 10-K. The premium receivable balance at March 31, 2018 is primarily related to Medicaid contracts with our state partners of approximately $306.9 million, as well as risk-adjusted premiums receivable under our MA and PDP contracts of approximately $316.4 million. Unearned premiums at March 31, 2018 consist primarily of the April 2018 CMS Medicare premium advance of approximately $542.1 million.
Medicaid Risk-Adjusted Premiums and Retroactive Rate Changes

As discussed further in Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements included in our 2017 Form 10-K, Medicaid premium rate changes are recognized in the period the change becomes effective, when the effect of the change in the rate is reasonably estimable and collection is assured. In some instances, our Medicaid premiums are subject to risk score adjustments based on the health profile of our membership. Generally, the risk score is determined by the state agency's analysis of encounter submissions of processed claims data to determine the acuity of our membership relative to the entire state's Medicaid membership. The frequency of when states adjust premiums varies, but is usually done quarterly or semi-annually on a retrospective basis. We recognize periodic changes to risk-adjusted premiums as revenue when the amounts are determinable and collection is reasonably assured. As of March 31, 2018, our condensed consolidated balance sheet included a net receivable from our Medicaid state partners of $20.5 million related to retroactive rate changes and risk score adjustments, compared with a net payable to our Medicaid state partners of $50.7 million as of December 31, 2017.
Medicare Part D Settlements
We receive certain Part D prospective subsidy payments from the Centers for Medicare & Medicaid Services ("CMS") for our MA and PDP members as a fixed monthly per member amount, based on the estimated costs of providing prescription drug benefits over the plan year, as reflected in our bids. A discussion of the subsidy components under Part D is included in Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements included in our 2017 Form 10-K. CMS will fully reimburse these subsidies, or recoup overpaid subsidies made during the plan year, as part of its annual settlement process that typically occurs in the fourth quarter of the subsequent year and, accordingly, there is no insurance risk to us. Therefore, amounts received for these subsidies are not considered premium revenue, and are reported, net of the subsidy benefits paid, as Funds receivable (payable) for the benefit of members in the condensed consolidated balance sheets. As of March 31, 2018, our condensed consolidated balance sheet includes CMS Part D payables for the 2018, 2017 and 2016 plan years, including a $340.0 million advance receipt of the April 2018 CMS Medicare subsidy payments in March 2018, and a net receivable relating to the 2015 plan year. As of December 31, 2017, our condensed consolidated balance sheet included CMS Part D payables primarily related to the 2017 and 2016 plan years, as well as a net receivable relating to the 2015 plan year.

ACA Industry Fee
The ACA imposed certain new taxes and fees, including an annual premium-based health insurance industry assessment (the "ACA industry fee") on health insurers, which began in 2014. In December 2015, President Obama signed the Consolidated Appropriations Act, 2016 which, among other provisions, included a one-year moratorium on the ACA industry fee for 2017, which also eliminated the associated Medicaid ACA industry fee reimbursements from our state government partners for 2017. Accordingly, we did not incur ACA industry fee expense nor recognize any Medicaid ACA industry fee reimbursement revenue for the three months ended March 31, 2017. For 2018, we accrued the estimated liability of $326.1 million as of January 1, 2018, with a corresponding Deferred ACA industry fee asset on the condensed consolidated balance sheet that is being amortized to expense on a straight line basis. We incurred $81.5 million of such amortization as ACA industry fee expense for the three months ended March 31, 2018. Additionally, we recognized $64.7 million of Medicaid ACA industry fee reimbursement revenue for the three months ended March 31, 2018.
While the ACA industry fee is being assessed in 2018, the continuing spending resolution passed into law in January 2018 provides for an additional one-year moratorium for the ACA industry fee in 2019.

Recently Adopted Accounting Standards
In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, "Compensation-Stock Compensation (Topic 718) - Scope of Modification Accounting". This guidance addresses which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting pursuant to Topic 718. An entity should account for the effects of a modification unless (a) the fair value of the modified award is the same as the fair value of the original award, (b) the vesting conditions of the modified award are the same as the vesting conditions of the original award and (c) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this guidance should be applied prospectively for public business entities effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. We adopted this guidance prospectively on January 1, 2018. The adoption of this guidance did not have a material effect on our consolidated results of operations, financial condition or cash flows for the three months ended March 31, 2018.
In January 2017, the FASB issued ASU 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". This update eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. As a result, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We adopted this guidance prospectively on January 1, 2018. The adoption of this guidance did not have a material effect on our consolidated results of operations, financial condition or cash flows for the three months ended March 31, 2018.
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this update provide guidance to assist entities with evaluating when a group of transferred assets and activities (collectively referred to as a "set") is a business. This new guidance provides for a "screen", which requires a determination that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen's threshold is not met, a set cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output, eliminating the evaluation of whether a market participant could replace missing elements. This guidance is effective for prospective business combinations for public entities for interim and annual periods beginning after December 15, 2017. We adopted this guidance prospectively on January 1, 2018. The adoption of this guidance did not have a material effect on our consolidated results of operations, financial condition or cash flows for the three months ended March 31, 2018.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash; a consensus of the FASB Emerging Issues Task Force”. This update requires entities to reconcile, on the statement of cash flows, changes in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. We adopted this guidance retrospectively on January 1, 2018. The adoption of this guidance did not have a material effect on our consolidated results of operations, financial condition or cash flows for the three months ended March 31, 2018 and 2017, respectively. The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents as reported within the condensed consolidated balance sheets to the total of the same such amounts shown within the condensed consolidated statements of cash flows:

	As of
	March 31, 2018	December 31, 2017
Cash and cash equivalents	$4,824.1	$4,198.6
Restricted cash and cash equivalents (1)	61.4	64.4
Total cash, cash equivalents, and restricted cash and cash equivalents	$4,885.5	$4,263.0

(1) Restricted cash and cash equivalents consist of restricted cash and restricted money market funds and are included in Restricted cash, cash equivalents and investments within noncurrent assets of our condensed consolidated balance sheets. Refer to Note 6 - Restricted Cash, Cash Equivalents and Investments for further detail.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments (Topic 230)". This update targets eight specific areas to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance is effective for public entities for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We adopted this guidance on January 1, 2018. The adoption of this guidance did not have a material effect on our consolidated results of operations, financial condition or cash flows for the three months ended March 31, 2018.

In January 2016, the FASB issued ASU 2016-01, "Financial Instrument - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which requires entities to measure equity securities that are not consolidated or accounted for under the equity method at fair value through net income. This amendment also simplifies the impairment test of equity investments without readily determinable fair values. In February 2018, the FASB issued ASU 2018-03, "Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which clarifies that an entity that uses the measurement alternative for equity securities without readily determinable fair values can change its measurement approach to fair value. This guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted this guidance prospectively on January 1, 2018. The adoption of this guidance did not have a material effect on our consolidated results of operations, financial condition or cash flows for the three months ended March 31, 2018.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU 2014-09 supersedes existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g., an insurance entity’s insurance contracts). The revenue recognition principle in ASU 2014-09 requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures are required. We adopted this guidance prospectively on January 1, 2018. Given that substantially all of our revenues are derived from insurance contracts accounted for in accordance with ASC 944, Financial Services-Insurance, which are specifically excluded from the scope of ASU 2014-09, the adoption of this guidance did not have a material effect on our consolidated results of operations, financial condition or cash flows for the three months ended March 31, 2018.

Accounting Standards Pending Adoption

In February 2018, the FASB issued ASU 2018-02 "Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", which allows entities to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive income to retained earnings. The guidance is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We are currently assessing the effect this guidance will have on our consolidated results of operations, financial condition or cash flows.

In March 2017, the FASB issued ASU 2017-08, "Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities". This update shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Currently, entities generally amortize the premium as a yield adjustment over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount. This guidance is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We are currently assessing the effect this guidance will have on our consolidated results of operations, financial condition or cash flows.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which requires entities to use a current expected credit loss model, which is a new impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. The entity's estimate would consider relevant information about past events, current conditions, and reasonable and supportable forecasts, which will result in recognition of lifetime expected credit losses upon loan origination. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for annual reporting periods beginning after December 15, 2018. We are currently assessing the effect this guidance will have on our consolidated results of operations, financial condition or cash flows.

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

2. ACQUISITIONS

Phoenix Health Plan Assets Acquisition

On May 1, 2017, we completed our acquisition of certain assets from Phoenix Health Plan ("PHP"), including Arizona Medicaid membership and certain provider contracts. The transaction included the transfer of approximately 42,000 Medicaid members to our Arizona health plan. The transaction was funded with available cash on hand.

Universal American Acquisition

On April 28, 2017 (the "Effective Date"), we acquired all of the issued and outstanding shares of Universal American. The transaction was valued at approximately $770.0 million, including the cash purchase price of $10.00 per outstanding share ("Per Share Merger Consideration") of Universal American's common stock, the assumption of $145.3 million fair value of Universal American's convertible debt, the cash settlement of Universal American's $40.0 million par value of Series A Mandatorily Redeemable Preferred Shares (the "Preferred Shares") and the cash settlement of outstanding vested and unvested stock-based compensation awards. The acquisition of Universal American, with approximately 119,000 MA members in Texas, New York and Maine, strengthens our business by increasing our MA membership by one-third, deepening our presence in two key markets, Texas and New York, and diversifying our business portfolio. In addition, Universal American joined with provider groups to operate ACOs under the MSSP and Next Generation ACO models.

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

(b) On the Effective Date, we redeemed an aggregate of $40.0 million of Universal American's Preferred Shares, which became redeemable by the holders on April 28, 2017, due to certain change in control provisions for the Preferred Shares. We redeemed the Preferred Shares for $41.0 million, which includes the $40.0 million par value of the Preferred Shares and $1.0 million of accrued dividends. See Universal American Mandatorily Redeemable Preferred Shares below for further discussion of the redemption of the Preferred Shares.

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

Assets	(in millions)
Cash and cash equivalents	$66.4
Investments, including restricted investments	254.4
Premiums receivable, net	90.7
Pharmacy rebates receivable, net, and other current assets	56.2
Property, equipment and capitalized software, net	7.5
Goodwill	276.7
Other intangible assets, net	298.2
Assets of discontinued operations	219.6
Estimated fair value of total assets acquired	$1,269.7

Liabilities
Medical benefits payable	128.1
Deferred tax liabilities, net	68.0
Other liabilities	84.9
Liabilities of discontinued operations	218.7
Estimated fair value of liabilities assumed	$499.7
Estimated fair value of net assets acquired	$770.0

The estimate of fair value results from judgments about future events, which reflect certain uncertainties and rely on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as intangible asset lives, can materially affect our operating results. We will finalize the Universal American purchase accounting for certain preliminary items, such as legal reserves, deferred taxes, and other liabilities, among others, as soon as reasonably possible during the measurement period. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. The finalization of our purchase accounting assessment could result in changes in the valuation of assets acquired and liabilities assumed which could be material.

As of the Effective Date, the expected fair value of all current assets and liabilities, as well as assets and liabilities of discontinued operations (refer to Note 12 - Discontinued Operations for further discussion), approximated their historical cost. For certain noncurrent assets and liabilities, we have made preliminary fair value adjustments based on information reviewed through March 31, 2018. Significant fair value adjustments are noted as follows.

Identifiable intangible assets acquired

The following table summarizes the preliminary fair values and weighted average useful lives for identifiable intangible assets acquired in the Universal American acquisition, which are subject to change as we finalize our purchase accounting.

	Gross Fair Value (in millions)	Weighted Average Useful Life (in years)
Membership	$240.0	10.0
Tradenames	36.0	13.9
Provider network	9.5	15.0
Other	12.7	6.2
Total	$298.2	10.5

We valued the acquired membership and tradename intangible assets using an income approach (discounted future cash flow analysis) based on our consideration of historical financial results and expected industry and market trends. We discounted the future cash flows by a weighted-average cost of capital based on an analysis of the cost of capital for comparable companies within our industry. We valued the acquired provider network using a cost approach, which utilizes cost assumptions applicable at the valuation date to determine the cost of constructing a similar asset. Our other intangible assets include acquired operating licenses, certain non-compete agreements and acquired technology, which were valued using a combination of income and cost approaches. We amortize the intangible assets over the period we expect these assets to contribute directly or indirectly to our future cash flows on a straight-line basis, which approximates the expected pattern of economic consumption over their estimated useful lives.

Deferred taxes

The purchase price allocation includes net deferred tax liabilities of $68.0 million, primarily relating to deferred tax liabilities established on the identifiable acquired intangible assets, partially offset by deferred tax assets acquired in the Universal American transaction.

Goodwill

We recorded $276.7 million for the preliminary valuation of goodwill, assigned to our Medicare Health Plans reportable segment, for the excess of the purchase price over the estimated fair value of the net assets acquired. The recorded goodwill and other intangible assets related to the acquisition are not deductible for tax purposes.

Universal American Convertible Notes

In 2016, Universal American completed the offering of $115.0 million of their 4.00% Convertible Notes due 2021. The acquisition by WellCare constituted a “Make-Whole Fundamental Change” under the indenture for the convertible notes. During the three months ended June 30, 2017, all of the holders of the Convertible Notes elected to convert their notes into the right to receive cash equal to the par value of the notes plus a make-whole premium. We paid the noteholders the amounts due and all of the notes were redeemed during the second quarter of 2017. The fair value of the Convertible Notes was $145.3 million on the Effective Date and was included in the purchase consideration for the Universal American acquisition.

Universal American Mandatorily Redeemable Preferred Shares

In April 2011, Universal American issued an aggregate of $40.0 million of its Preferred Shares, representing 1,600,000 shares with a par value of $0.01 per share and a liquidation preference of $25.00 per share. During the three months ended June 30, 2017, the Preferred Shares were redeemed for $41.0 million, which includes the $40.0 million par value of the Preferred Shares and $1.0 million of accrued dividends. The $41.0 million redemption amount was included in the purchase consideration for the Universal American acquisition.

Condensed Consolidated Statement of Comprehensive Income

We included the results of Universal American's operations after the Effective Date in our condensed consolidated financial statements. The amount of premium revenue attributable to Universal American included in our condensed consolidated statement of comprehensive income, for the three months ended March 31, 2018, was $384.8 million. Additionally, our condensed consolidated statement of comprehensive income for the three months ended March 31, 2018 included pretax income of $18.7 million attributable to Universal American's operations, which includes transaction and integration-related costs of $2.7 million related to the ongoing integration of the operations. These costs include severance payments to former executives, and advisory, legal and other professional fees that are reflected in selling, general and administrative ("SG&A") expense in our consolidated statement of comprehensive income.

Unaudited Pro Forma Financial Information

The results of operations and financial condition for our 2017 acquisitions have been included in our condensed consolidated financial statements since the respective acquisition dates. The unaudited pro forma financial information presented below reflects our 2017 acquisitions of PHP and Universal American assuming the acquisitions occurred as of January 1, 2017. Proforma results are not provided for the three months ended March 31, 2018, as our 2017 acquisitions were included in our results of operations for the three months ended March 31, 2018.

These pro forma results are based on estimates and assumptions and do not reflect any anticipated synergies, efficiencies or other cost savings that we expect to realize from the acquisitions. The following unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the acquisitions actually consummated at January 1, 2017, or project the future results of the combined company.

Three Months Ended March 31,
(in millions, except per share data)	2017
Total revenues	$4,340.0
Net income	$66.2
Earnings per common share:
Basic	$1.49
Diluted	$1.48

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

We allocate premium revenue, medical benefits expense, the ACA industry fee incurred in 2018 and goodwill to our reportable segments. We do not allocate to our reportable segments any other assets and liabilities, investment and other income, selling, general and administrative expenses, depreciation and amortization, or interest expense. The Company's decision-makers primarily use premium revenue, medical benefits expense and gross margin to evaluate the performance of our reportable segments.

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

Our Medicaid operations in certain states individually account for 10% or more of our consolidated premium revenue. Those states and the respective Medicaid premium revenue as a percentage of total consolidated premium revenue are as follows:

	For the Three Months Ended March 31,
	2018	2017
Kentucky	15%	16%
Florida	13%	16%
Georgia	*	10%
*Effective July 1, 2017, we began services under a new Medicaid contract with the State of Georgia serving TANF and CHIP beneficiaries. Due to the addition of a fourth managed care organization to the state program, our Georgia Medicaid membership declined by approximately 64,000 members as of March 31, 2018, compared with March 31, 2017. As a result of the decline in membership, premium revenue attributable to our Georgia Medicaid health plan accounted for less than 10% of our consolidated premium revenue for the three months ended March 31, 2018.

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

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Premium revenue:
Medicaid Health Plans	$2,809.9	$2,584.2
Medicare Health Plans	1,556.5	1,094.7
Medicare PDPs	259.9	268.1
Total premium revenue	4,626.3	3,947.0
Medical benefits expense:
Medicaid Health Plans	2,424.4	2,310.6
Medicare Health Plans	1,307.1	908.2
Medicare PDPs	230.5	259.8
Total medical benefits expense	3,962.0	3,478.6
ACA industry fee expense:
Medicaid Health Plans	49.3	—
Medicare Health Plans	27.6	—
Medicare PDPs	4.6	—
Total ACA industry fee expense	81.5	—
Gross margin
Medicaid Health Plans	336.2	273.6
Medicare Health Plans	221.8	186.5
Medicare PDPs	24.8	8.3
Total gross margin	582.8	468.4
Investment and other income	19.9	7.2
Other expenses(1)	(441.5)	(372.4)
Income before income taxes and equity in losses of unconsolidated subsidiaries	$161.2	$103.2

(1)	Other expenses include selling, general and administrative expenses, Medicaid premium taxes, depreciation and amortization and interest.

4. EARNINGS PER COMMON SHARE

We compute basic earnings per common share on the basis of the weighted-average number of unrestricted common shares outstanding. We compute diluted earnings per common share on the basis of the weighted-average number of unrestricted common shares outstanding plus the dilutive effect of our stock-based compensation awards using the treasury stock method.

The calculation of the weighted-average common shares outstanding — diluted is as follows:

	For the Three Months Ended March 31,
	2018	2017

Weighted-average common shares outstanding — basic	44,605,892	44,365,987
Dilutive effect of outstanding stock-based compensation awards	590,235	460,676
Weighted-average common shares outstanding — diluted	45,196,127	44,826,663
Anti-dilutive stock-based compensation awards excluded from computation	277,390	4,192

5. INVESTMENTS

The Company considers all of its investments as available-for-sale securities. Excluding restricted cash, cash equivalents and investments, the amortized cost, gross unrealized gains or losses and estimated fair value of short-term and long-term investments by security type are summarized in the following tables.

	Amortized Cost		Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2018
Asset-backed securities	$88.2		$—	$(0.7)	$87.5
Corporate debt securities	576.6		0.3	(7.7)	569.2
Municipal securities	221.9		0.3	(3.5)	218.7
Residential mortgage-backed securities	8.3		—	(0.2)	8.1
Short-term time deposits	371.9		—	—	371.9
Government and agency obligations	117.9		—	(1.6)	116.3
Other securities	62.9		—	(0.2)	62.7
Total	$1,447.7	2.0	$0.6	$(13.9)	$1,434.4
December 31, 2017
Asset-backed securities	$88.9		$—	$(0.2)	$88.7
Corporate debt securities	400.6		0.7	(1.2)	400.1
Municipal securities	223.7		1.0	(1.9)	222.8
Residential mortgage-backed securities	11.2		—	—	11.2
Short-term time deposits	300.4		—	—	300.4
Government and agency obligations	148.7		—	(1.2)	147.5
Other securities	65.2		—	(0.2)	65.0
Total	$1,238.7		$1.7	$(4.7)	$1,235.7

Contractual maturities of available-for-sale securities at March 31, 2018 are as follows:

	Total	Within 1 Year	1 Through 5 Years	5 Through 10 Years	Thereafter
Asset-backed securities	$87.5	$17.7	$65.5	$1.4	$2.9
Corporate debt securities	569.2	242.3	238.0	80.5	8.4
Municipal securities	218.7	13.4	121.7	66.3	17.3
Residential mortgage-backed securities	8.1	—	—	—	8.1
Short-term time deposits	371.9	371.9	—	—	—
Government and agency obligations	116.3	10.5	101.2	4.6	—
Other securities	62.7	52.8	—	3.1	6.8
	$1,434.4	$708.6	$526.4	$155.9	$43.5

Actual maturities may differ from contractual maturities due to the exercise of pre-payment options.

We sold available-for-sale investments totaling $80.2 million and $8.2 million during the three months ended March 31, 2018 and 2017, respectively. Realized gains and losses resulting from these sales were not material for the periods presented. Additionally, we did not realize any other-than-temporary impairment during any of these periods.

6. RESTRICTED CASH, CASH EQUIVALENTS AND INVESTMENTS

As a condition for licensure, we are required to maintain certain funds on deposit or pledged to various state agencies. Certain of our state contracts require the issuance of surety bonds. We classify restricted cash, cash equivalents and investments as long-term regardless of the contractual maturity date of the securities held, due to the nature of the states' requirements. The amortized cost, gross unrealized gains, gross unrealized losses and fair value of our restricted cash, cash equivalents and investment securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2018
Cash	$3.2	$—	$—	$3.2
Money market funds	58.2	—	—	58.2
U.S. government securities and other	152.7	—	(0.8)	151.9
	$214.1	$—	$(0.8)	$213.3
December 31, 2017
Cash	$5.7	$—	$—	$5.7
Money market funds	58.7	—	—	58.7
U.S. government securities and other	147.4	—	(0.8)	146.6
	$211.8	$—	$(0.8)	$211.0

Realized gains and losses on sales and redemptions of our restricted cash, cash equivalents and investments were not material for the three months ended March 31, 2018 and 2017.

7. STOCK-BASED COMPENSATION

Our Compensation Committee awards certain equity-based compensation under our stock plans, including restricted stock units ("RSUs"), performance stock units ("PSUs") and, through 2015, market stock units ("MSUs"). Compensation expense related to our stock-based compensation awards was $12.1 million and $9.6 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was $97.7 million of unrecognized compensation cost related to unvested stock-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.3 years. The unrecognized compensation cost for certain of our PSUs, which are subject to variable accounting, was determined based on our closing common stock price of $193.63 as of March 29, 2018 and amounted to approximately $26.4 million of the total unrecognized compensation cost. Due to the nature of the accounting for these awards, future compensation cost will fluctuate based on changes in our common stock price.

A summary of RSU, PSU and MSU award activity, at target, for the three months ended March 31, 2018, is presented in the table below. For our PSUs and MSUs, shares attained over target upon vesting are reflected as awards granted during the period, while shares canceled due to vesting below target are reflected as awards forfeited during the period.

	RSUs	PSUs	MSUs	Total
Outstanding as of January 1, 2018	274,643	552,618	45,230	872,491
Granted	104,441	253,467	45,075	402,983
Vested	(95,958)	(145,411)	(90,150)	(331,519)
Forfeited	(3,357)	(5,649)	(155)	(9,161)
Outstanding as of March 31, 2018	279,769	655,025	—	934,794

The weighted-average grant-date fair value of all equity awards granted during the three months ended March 31, 2018 was $188.72.

Refer to Note 2 - Summary of Significant Accounting Policies and Note 15 - Stock-based Compensation to the Consolidated Financial Statements included in our 2017 Form 10-K for additional information regarding our equity-compensation awards and related compensation cost measurement.

8. DEBT

The following table summarizes our outstanding debt obligations and their classification in the accompanying condensed consolidated balance sheets (in millions):

	March 31, 2018	December 31, 2017
Long-term debt, net:
5.25% Senior Notes, due April 1, 2025	$1,200.0	$1,200.0
Revolving Credit Facility	—	—
Debt issuance costs	(17.0)	(17.6)
Total long-term debt, net	$1,183.0	$1,182.4

5.25% Senior Notes due 2025

On March 22, 2017, we completed the offering and sale of 5.25% unsecured senior notes due 2025 in the aggregate principal amount of $1,200.0 million (the “2025 Notes”). The aggregate net proceeds from the issuance of the 2025 Notes were $1,182.2 million, with a portion of the net proceeds from the offering being used to repay the $100.0 million outstanding under our credit agreement dated January 8, 2016 (the "Credit Agreement", discussed further below) and to redeem the full $900.0 million aggregate principal amount of our 5.75% Senior Notes due 2020 (the "2020 Notes") on April 7, 2017, which is discussed further below. The remaining net proceeds from the offering of the 2025 Notes are being used for general corporate purposes, including organic growth and working capital.

The 2025 Notes are classified as long-term debt in our condensed consolidated balance sheet at March 31, 2018, based on their April 2025 maturity date. Refer to Note 10 - Debt to the consolidated financial statements included in our 2017 Form 10-K for additional information regarding these 2025 Notes, including applicable covenants.

5.75% Senior Notes due 2020

In November 2013, we issued $600.0 million in aggregate principal amount of our 5.75% unsecured senior notes due 2020 (the "2020 Notes"). In June 2015, we issued an additional $300.0 million aggregate principal amount of our 2020 Notes pursuant to a reopening of our existing series of such notes. The offering was completed at an issue price of 104.50%, plus accrued interest.

On April 7, 2017, we redeemed the full $900.0 million in aggregate principal amount outstanding of our 2020 Notes at a redemption price of 102.875% of the principal amount, plus accrued and unpaid interest. Our obligations under the related base indenture and supplemental indenture, each dated as of November 14, 2013, by and among us and BNY Mellon, as trustee, were satisfied and discharged on April 7, 2017. In connection with the redemption of the 2020 Notes, we incurred a one-time loss on extinguishment of debt related to the redemption premium, the write-off of associated deferred financing costs and the write-off of the unamortized portion of associated premiums paid on the 2020 Notes. The loss on extinguishment of debt was reflected in our consolidated statements of comprehensive income upon redemption.

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

Additionally, in March 2017, we repaid the $100.0 million outstanding under our Revolving Credit Facility, and as a result, there were no borrowings outstanding under the Revolving Credit Facility as of March 31, 2018. Refer to Note 10 - Debt to the consolidated financial statements included in our 2017 Form 10-K for additional information regarding the Credit Agreement, including applicable covenants.

As of March 31, 2018, and the date of this filing, we were in compliance with all covenants under the 2025 Notes and the Credit Agreement.

9. FAIR VALUE MEASUREMENTS

Our condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, investments, receivables, accounts payable, medical benefits payable, long-term debt, including any current portion of long-term debt, and other liabilities. We consider the carrying amounts of cash and cash equivalents, receivables, other current assets and current liabilities to approximate their fair value due to the short period of time between the origination of these instruments and the expected realization or payment. Certain assets and liabilities are measured at fair value on a recurring basis and are disclosed below. These assets and liabilities are classified into one of three levels of a hierarchy defined by GAAP. For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see the consolidated financial statements and notes thereto included in our 2017 Form 10-K.

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis at March 31, 2018 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset-backed securities	$87.5	$—	$87.5	$—
Corporate debt securities	569.2	—	569.2	—
Municipal securities	218.7	—	206.4	12.3
Residential mortgage-backed securities	8.1	—	8.1	—
Short-term time deposits	371.9	—	371.9	—
Government and agency obligations	116.3	116.3	—	—
Other securities	62.7	52.8	9.9	—
Total investments	$1,434.4	$169.1	$1,253.0	$12.3
Restricted cash, cash equivalents and investments:
Cash	$3.2	$3.2	$—	$—
Money market funds	58.2	58.2	—	—
U.S. government securities and other	151.9	151.7	0.2	—
Total restricted cash, cash equivalents and investments	$213.3	$213.1	$0.2	$—

Assets and liabilities measured at fair value on a recurring basis at December 31, 2017 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset-backed securities	$88.7	$—	$88.7	$—
Corporate debt securities	400.1	—	400.1	—
Municipal securities	222.8	—	210.5	12.3
Residential mortgage-backed securities	11.2	—	11.2	—
Short-term time deposits	300.4	—	300.4	—
Government and agency obligations	147.5	147.5	—	—
Other securities	65.0	52.8	12.2	—
Total Investments	$1,235.7	$200.3	$1,023.1	$12.3
Restricted cash, cash equivalents and investments:
Cash	$5.7	$5.7	$—	$—
Money market funds	58.7	58.7	—	—
U.S. government securities and other	146.6	146.4	0.2	—
Total restricted cash, cash equivalents and investments	$211.0	$210.8	$0.2	$—

The following table presents the carrying value and fair value of our long-term debt outstanding as of March 31, 2018 and December 31, 2017:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term debt - March 31, 2018	$1,183.0	$1,208.1	$—	$—
Long-term debt - December 31, 2017	1,182.4	1,274.3	—	—

The fair value of our 2025 Notes were determined based on quoted market prices; therefore, would be classified within Level 1 of the fair value hierarchy. There were no borrowings outstanding under our Revolving Credit Facility as of March 31, 2018 or December 31, 2017.

The following table presents the changes in the fair value of our Level 3 auction rate securities for the three months ended March 31, 2018 and 2017.

	For the Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$12.3	$12.4
Realized gains (losses) in earnings	—	—
Unrealized gains (losses) in other comprehensive income	—	—
Purchases, sales and redemptions	—	—
Net transfers in or (out) of Level 3	—	—
Balance at end of period	$12.3	$12.4

10. MEDICAL BENEFITS PAYABLE

A reconciliation of the beginning and ending balances of medical benefits payable, by segment, is as follows:

	Medicaid Health Plans		Medicare Health Plans		Medicare PDPs		Consolidated
	For the three months ended March 31,
	2018	2017	2018	2017	2018	2017	2018	2017
Beginning balance (1)	$1,373.2	$1,135.8	$722.5	$510.0	$50.6	$44.7	$2,146.3	$1,690.5
Medical benefits incurred related to:
Current year	2,523.8	2,420.3	1,383.1	958.8	256.9	293.3	4,163.8	3,672.4
Prior years	(99.4)	(109.7)	(76.0)	(50.6)	(26.4)	(33.5)	(201.8)	(193.8)
Total	2,424.4	2,310.6	1,307.1	908.2	230.5	259.8	3,962.0	3,478.6
Medical benefits paid related to:
Current year	(1,659.4)	(1,632.3)	(859.9)	(612.3)	(218.0)	(248.7)	(2,737.3)	(2,493.3)
Prior years	(758.6)	(612.5)	(389.3)	(265.8)	(12.8)	(9.9)	(1,160.7)	(888.2)
Total	(2,418.0)	(2,244.8)	(1,249.2)	(878.1)	(230.8)	(258.6)	(3,898.0)	(3,381.5)
Ending balance (1)	$1,379.6	$1,201.6	$780.4	$540.1	$50.3	$45.9	$2,210.3	$1,787.6

(1) The Medicaid Health Plans and Consolidated beginning and ending balances for 2018 include a premium deficiency reserve for our Illinois Medicaid program ("Illinois PDR"), which amounted to $41.0 million and $45.6 million at March 31, 2018 and December 31, 2017, respectively. See Note 2 - Summary of Significant Accounting Policies in our 2017 Form 10-K for further discussion.

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

Our consolidated medical benefits payable developed favorably by approximately $201.8 million and $193.8 million for the three months ended March 31, 2018 and 2017, respectively. The release of the provision for moderately adverse conditions included in our prior year estimates was substantially offset by the provision for moderately adverse conditions established for claims incurred in the current year. Accordingly, the favorable development in our estimate of medical benefits payable related to claims incurred in prior years does not directly correspond to a decrease in medical benefits expense recognized during the period in which the favorable development is recognized.

Excluding the prior year development related to the release of the provision for moderately adverse conditions, our estimates of consolidated medical benefits payable developed favorably by approximately $71.5 million and $107.5 million for the three months ended March 31, 2018 and 2017, respectively. Such amounts are net of the development relating to refunds due to government customers with minimum loss ratio provisions. The net favorable development recognized in both 2018 and 2017 was primarily in our Medicaid Health Plans segment and, to the lesser extent, in our Medicare Health Plans segment. The net favorable development resulted primarily due to a number of operational and clinical initiatives planned and executed, throughout both 2016 and 2017, that contributed to lower than expected pharmacy and medical trends, and actual claim submission time being faster than we originally assumed (i.e., our completion factors were higher than we originally assumed) in establishing our medical benefits payable in the prior years. This development does not directly correspond to an increase in our current year operating results as these reductions were offset by estimated current period medical benefits expense when we established our estimate of the current year medical benefits payable. Both completion factor and medical trend assumptions are influenced by utilization levels, unit costs, mix of business, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, our ability and practices to manage medical and pharmaceutical costs, claim submission patterns and operational changes resulting from business combinations, among others. Our actual costs were ultimately less than expected.

Our Universal American acquisition in April 2017 resulted in an increase to medical benefits payable as of the Effective Date. See Note 2- Acquisitions, for additional information on the Universal American acquisition.

11. INCOME TAXES

Our effective income tax rate on pre-tax income was 35.8% for the three months ended March 31, 2018, compared with 34.8% for the three months ended March 31, 2017. The year-over-year increase was primarily driven by the expiration of the 2017 ACA industry fee moratorium and reestablishment of the ACA industry fee for 2018, which is nondeductible for tax purposes. This increase was partially offset by the federal income tax rate decrease resulting from the enactment of the Tax Cuts and Jobs Act of 2017 (discussed in Note 14 - Income Taxes to the consolidated financial statements in the 2017 Form 10-K).

There were no significant changes to unrecognized tax benefits for the three months ended March 31, 2018. Our unrecognized tax benefits are not expected to change significantly during the next 12 months.

12. DISCONTINUED OPERATIONS

On August 3, 2016, our subsidiary, Universal American, completed the sale of its Traditional Insurance business prior to our acquisition of Universal American. This was accomplished by selling two life insurance subsidiaries, while retaining ownership of a third life insurance subsidiary, American Progressive Life & Health Insurance of New York ("Progressive"). The sale of the Traditional Insurance business underwritten by Progressive was accomplished through a 100% quota-share reinsurance treaty with a wholly-owned subsidiary of Nassau Re, that, when considered in combination with other reinsurance transactions previously entered into, resulted in the reinsurance of all of the Traditional Insurance policies that were underwritten by Progressive. Accordingly, the discontinued Traditional Insurance business did not materially affect our condensed consolidated statements of comprehensive income for the three months ended March 31, 2018.

In accordance with ASC 360-10, Property, Plant and Equipment and ASC 205-20, Presentation of Financial Statements—Discontinued Operations, the Traditional Insurance business has been reported in discontinued operations in this Form 10-Q.

The following table summarizes the total assets and liabilities of our discontinued operations:

	March 31, 2018	December 31, 2017
	(in millions)
Assets
Cash and cash equivalents	$1.1	$1.3
Investments	45.0	46.5
Reinsurance recoverables	167.4	166.9
Other assets	1.0	0.5
Total Assets	$214.5	$215.2

Liabilities
Reserves and other policy liabilities	$151.0	$148.6
Other liabilities	63.5	66.6
Total liabilities	214.5	215.2

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

We have also previously advanced legal fees and related expenses to these five individuals regarding: a dispute in Delaware Chancery Court related to whether we were legally obligated to advance fees or indemnify certain of these individuals; the class actions titled Eastwood Enterprises, L.L.C. v. Farha, et al. and Hutton v. WellCare Health Plans, Inc. et al. filed in federal court; six stockholder derivative actions filed in federal and state courts between October 2007 and January 2008; an investigation by the United States Securities & Exchange Commission (the "Commission"); an action by the Commission filed in January 2012 against three of the five individuals, Messrs. Farha, Behrens and Bereday, and a qui tam action against Messrs. Farha, Behrens and Bereday in federal court. We settled the class actions in May 2011. In 2010, we settled the stockholder derivative actions and we were realigned as the plaintiff to pursue our claims against Messrs. Farha, Behrens and Bereday. Pursuant to the settlement agreements described below, Messrs. Farha, Behrens and Bereday were dismissed from the federal court and state derivative actions. Pursuant to the settlement agreement with Mr. Bereday described below, Mr. Bereday was dismissed from the fee advancement case in Delaware Chancery Court. The Commission action and the qui tam action are currently stayed. The stay in the qui tam action is subject to being lifted at any time.

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

In connection with these matters, we have advanced to the five individuals cumulative legal fees and related expenses of approximately $236.7 million from the inception of the investigations through March 31, 2018. We incurred $0.5 million and $2.5 million of these fees and related expenses during the three months ended March 31, 2018 and 2017, respectively. These fees are not inclusive of the amounts recovered from Mr. Farha and Mr. Behrens discussed above. We expense these costs as incurred and classify the costs as selling, general and administrative expense incurred in connection with the investigations and related matters.

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

Separate and apart from the legal matters described above, we are also involved in other legal actions in the normal course of our business, including, without limitation, protests and appeals related to Medicaid procurement awards, wage and hour claims and other employment claims, claims for indemnification under purchase agreements, vendor disputes and provider disputes regarding payment of claims. Some of these actions seek monetary damages including claims for liquidated or punitive damages, which are not covered by insurance. We review relevant information with respect to these litigation matters and we update our estimates of reasonably possible losses and related disclosures. We accrue an estimate for contingent liabilities, including attorney's fees related to these matters, if a loss is probable and estimable. Currently, we do not expect that the resolution of any of these currently pending actions, either individually or in the aggregate, will differ materially from our current estimates or have a material adverse effect on our results of operations, financial condition and cash flows. However, the outcome of any legal actions cannot be predicted, and therefore actual results may differ from those estimates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Form 10-Q for the quarterly period ended March 31, 2018 ("2018 Form 10-Q"), which are not historical fact may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Such statements, which may address, among other things, our financial outlook, the timing of the launch of new programs, pending new Medicaid contracts, the appropriation and payment to us by state governments of Medicaid premiums receivable, the financial effect of recent acquisitions, including integration costs, rate changes, market acceptance of our products and services, our ability to finance growth opportunities, our ability to respond to changes in laws and government regulations, including any repeal, replacement or modification of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA"), implementation of our growth strategies, projected capital expenditures, liquidity and the availability of additional funding sources may be found in this Item of this 2018 Form 10-Q and elsewhere in this report generally. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "targets," "predicts," "potential," "continues" or the negative of such terms or other comparable terminology. Forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. Please refer to the Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 Form 10-K"). These forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, as they are based on management's expectations and beliefs about future events and circumstances. Given the risks and uncertainties inherent in forward-looking statements, any of our forward-looking statements could be incorrect and investors are cautioned not to place undue reliance on any of our forward-looking statements. Subsequent events and developments may cause actual results to differ, perhaps materially, from our forward-looking statements. We undertake no duty and expressly disclaim any obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Our actual results may differ materially from those indicated by forward-looking statements as a result of various important factors, including the expiration, cancellation, delay, suspension or amendment of our state and federal contracts. In addition, our results of operations and estimates of future earnings depend, in large part, on accurately estimating and effectively managing health care benefits and other operating expenses. A variety of factors may affect our premium revenue, medical expenses, profitability, cash flows and liquidity, including the outcome of any protests and litigation related to Medicaid awards, competition, changes in health care practices, changes in the demographics of our members, higher than expected utilization of health care services by our members, changes in federal or state laws and regulations or their interpretations, inflation, provider contract changes, changes in or suspensions or terminations of our contracts with government agencies, new technologies, such as new, expensive medications, potential reductions in Medicaid and Medicare revenue, the appropriation and payment to us by state governments of Medicaid premiums receivable, our ability to negotiate actuarially sound rates, especially in new programs with limited experience, government-imposed surcharges, taxes or assessments, changes to how provider payments are made by governmental payors, the ability of state customers to launch new programs on their announced timelines, or at all, the timing of the approval by the Centers for Medicare & Medicaid Services ("CMS") of Medicaid contracts, or changes to the contracts or rates required to obtain CMS approval, major epidemics, disasters and numerous other factors affecting the delivery and cost of health care, such as major health care providers' inability to maintain their operations and our ability to implement health care value-added programs and our ability to control our medical costs and other operating expenses, including through our vendors. Governmental action or inaction could result in premium revenues not increasing to offset any increase in medical costs, the annual premium-based health insurance industry assessment (the "ACA industry fee") or other operating expenses. Once set, premiums are generally fixed for one-year periods and, accordingly, costs that exceed our estimates or our regulators' actuarial pricing assumptions during such periods generally may not be able to be recovered through higher premiums or rate adjustments. Furthermore, if we are unable to estimate accurately incurred but not reported medical costs in the current period, our future profitability may be adversely affected. Due to these factors and risks, we cannot provide any assurance regarding our future premium levels or our ability to control our future medical costs.

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

OVERVIEW

Introduction

WellCare Health Plans, Inc. (the "Company," "we," "us," or "our") focuses exclusively on government-sponsored managed care services, primarily through Medicaid, Medicare Advantage ("MA") and Medicare Prescription Drug Plans ("PDP") to families, children, seniors and individuals with complex medical needs. As of March 31, 2018, we served approximately 4.3 million members. During the three months ended March 31, 2018, we operated Medicaid health plans, including states where we receive Medicaid premium revenues associated with dually eligible special needs plans, in Arizona, Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, Nebraska, New Jersey, New York, South Carolina and Texas.

As of March 31, 2018, we also operated MA coordinated care plans ("CCPs") in Arizona, Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Maine, Mississippi, New Jersey, New York, North Carolina, South Carolina, Tennessee and Texas, as well as stand-alone Medicare prescription drug plans ("PDP") in 50 states and the District of Columbia.

Summary of Consolidated Financial Results

Summarized below are the key highlights for the three months ended March 31, 2018. For additional information, refer to "Results of Operations" below, which discusses both consolidated and segment results.

▪
Membership at March 31, 2018 increased by 206,000, or 5.1%, compared with March 31, 2017, as discussed below in "Results of Operations." The growth was primarily driven by an increase in organic membership in our Missouri Medicaid health plan, as well as our 2017 acquisitions of the Universal American Corp. ("Universal American") and certain assets of Phoenix Health Plan ("PHP") discussed in Note 2 - Acquisitions to the condensed consolidated financial statements in this 2018 Form 10-Q. These increases were partially offset by lower membership in our Georgia Medicaid health plan due to the introduction of a fourth managed care organization in the State, effective July 1, 2017, and decreased membership in our PDP segment resulting from our 2018 bid positioning.

▪
Premiums increased $679.3 million, or 17.2% for the three months ended March 31, 2018 compared with the same period in 2017, primarily reflecting our acquisition of Universal American and the expiration of the 2017 ACA industry fee moratorium (discussed in Key Development and Accomplishments below), which reestablished the associated Medicaid ACA industry fee reimbursements from our state government partners for 2018. The increase is also attributed to organic growth in both our Medicaid Health Plans and Medicare Health Plans segments.

▪
Net Income for the three months ended March 31, 2018 increased $34.4 million compared with the same period in 2017, driven by the acquisition of Universal American, net organic growth in the company's Medicaid Health Plans and Medicare Health Plans segments, and continued improvement in operational execution across all three of our segments. The increase is also attributed to the effect of the Tax Cuts and Jobs Act of 2017 ("TCJA") (discussed in Note 11 - Income Taxes to the condensed consolidated financial statements of this 2018 Form 10-Q). These increases were partially offset by the expiration of the 2017 ACA industry fee moratorium and reestablishment of the ACA industry fee for 2018, which is nondeductible for tax purposes.

Key Developments and Accomplishments

Presented below are key developments and accomplishments relating to progress on our business strategy that have affected, or are expected to affect, our results:

•
On April 24, 2018, our subsidiary, WellCare of Florida, Inc. known as Staywell Health Plan (“Staywell”), received a Notice of Agency Decision from the Florida Agency for Health Care Administration that it intends to award Staywell a new five-year contract to provide managed care services to Medicaid-eligible beneficiaries, including Managed Medical Assistance and Long-Term Care in 10 of 11 regions and Serious Mental Illness Specialty Plan services statewide. The new Statewide Medicaid Managed Care program is expected to begin no earlier than October 1, 2018.

•
In March 2018, we announced that our Arizona subsidiary, Care1st Health Plan Arizona, Inc., was selected to enter into a contract with the Arizona Health Care Cost Containment System ("AHCCCS") to coordinate the provision of physical and behavioral healthcare services in the Central and North geographic service areas ("GSAs"). Under the new program, health plans were eligible to be awarded two of the three GSAs. Services under the new contract are expected to begin on October 1, 2018. The initial term of the contract with AHCCCS is three years. The parties may extend the term upon mutual consent for up to two additional two-year terms.

•
Effective January 1, 2017, the Consolidated Appropriations Act, 2016 provided for a one-year moratorium on the ACA industry fee, which also eliminated the associated Medicaid ACA industry fee reimbursements from our state government partners. This 2017 moratorium expired effective January 1, 2018. Accordingly, we incurred $81.5 million of ACA industry fee expense for the three months ended March 31, 2018, compared with no expense for the same period in 2017. Additionally, we recognized $64.7 million in Medicaid ACA industry fee reimbursement revenue during the three months ended March 31, 2018, compared with no reimbursement recognized for the same period in 2017.

RESULTS OF OPERATIONS

Condensed Consolidated Financial Results

The following tables set forth condensed consolidated statements of operations data, as well as other key data used in our results of operations discussion for the three months ended March 31, 2018, compared with the same period in 2017.

	For the Three Months Ended March 31,		Percentage
	2018	2017	Change
Revenues:	(Dollars in millions)
Premium	$4,626.3	$3,947.0	17.2%
Investment and other income	19.9	7.2	176.4%
Total revenues	4,646.2	3,954.2	17.5%

Expenses:
Medical benefits	3,962.0	3,478.6	13.9%
Selling, general and administrative	355.9	302.4	17.7%
ACA industry fee	81.5	—	—%
Medicaid premium taxes	32.1	29.9	7.4%
Depreciation and amortization	36.4	23.9	52.3%
Interest	17.1	16.2	5.6%
Total expenses	4,485.0	3,851.0	16.5%
Income before income taxes and equity in losses of unconsolidated subsidiaries	161.2	103.2	56.2%
Equity in losses of unconsolidated subsidiaries	(2.7)	—	—%
Income before income taxes	158.5	103.2	53.6%
Income tax expense	56.8	35.9	58.2%
Net income	$101.7	$67.3	51.1%
Effective tax rate	35.8%	34.8%	1.0%

Membership

In the following tables, we have summarized membership for our business segments in each state that exceeded 5% of our total membership, as well as all other states in the aggregate, as of March 31, 2018 and 2017, respectively.

	March 31, 2018
State	Medicaid Health Plans(1)	Medicare Health Plans(1)	Medicare PDPs	Total Membership	Percentage of Total
Florida	744,000	97,000	30,000	871,000	20.3%
Georgia	515,000	49,000	16,000	580,000	13.5%
Kentucky	459,000	12,000	22,000	493,000	11.5%
Missouri	281,000	—	15,000	296,000	6.9%
New York	149,000	88,000	54,000	291,000	6.8%
Illinois	123,000	16,000	35,000	174,000	4.1%
Other states	434,000	244,000	901,000	1,579,000	36.9%
Total	2,705,000	506,000	1,073,000	4,284,000	100.0%

	March 31, 2017
State	Medicaid Health Plans(1)	Medicare Health Plans(1)	Medicare PDPs	Total Membership	Percentage of Total
Florida	776,000	99,000	30,000	905,000	22.2%
Georgia	579,000	44,000	20,000	643,000	15.8%
Kentucky	446,000	9,000	22,000	477,000	11.7%
Missouri	123,000	—	15,000	138,000	3.3%
New York	141,000	44,000	58,000	243,000	6.0%
Illinois	156,000	17,000	32,000	205,000	5.0%
Other states	402,000	143,000	922,000	1,467,000	36.0%
Total	2,623,000	356,000	1,099,000	4,078,000	100.0%

(1) Medicaid Health Plans and Medicare Health Plans membership includes members who are dually-eligible and participate in both our Medicaid and Medicare programs. The dually-eligible membership was 51,000 and 47,000 of our Medicaid and Medicare membership as of March 31, 2018 and 2017, respectively.

As of March 31, 2018, membership increased approximately 206,000 members, or 5.1%, compared with March 31, 2017. Membership discussion by segment follows:

•
Medicaid Health Plans. Membership increased by 82,000 or 3.1% year-over-year, to 2.7 million members as of March 31, 2018. The increase was primarily driven by our participation in Missouri's Medicaid program statewide expansion, effective May 1, 2017, and our acquisition of certain assets of PHP. The increase was partially offset by lower membership in our Georgia health plan due to the introduction of a fourth managed care organization in the State, effective July 1, 2017.

•
Medicare Health Plans. Membership as of March 31, 2018 increased by 150,000 year-over-year, or 42.1%, to 506,000 members. The increase primarily reflects our acquisition of Universal American, our 2018 bid positioning and organic growth.

•
Medicare PDPs. Membership as of March 31, 2018 decreased 26,000 year-over-year, or 2.4%, to 1.1 million members. The decrease was primarily the result of our 2018 bid positioning. Our 2018 PDP bids resulted in one of our basic plans being below CMS benchmarks in 25 of the 34 CMS regions, and within the de minimis range in five other regions, compared with our 2017 bids, in which we were below the benchmarks in 30 of the 34 CMS regions, and within the de minimis range in three other regions.

Premium Revenue

Premium revenue increased by approximately $679.3 million for the three months ended March 31, 2018, compared with the same period in 2017. The increase reflects our acquisition of Universal American, our participation in the Missouri Medicaid program expansion, net premium rate increases in certain of our Medicaid markets, the expiration of the 2017 ACA industry fee moratorium, which reestablished the associated Medicaid ACA industry fee reimbursements from our state government partners for 2018, and organic growth in our Medicaid Health Plans and Medicare Health Plans segments.

Medical Benefits Expense

Medical benefits expense increased by approximately $483.4 million for the three months ended March 31, 2018, compared with the same period in 2017. The increase was primarily driven by the previously noted 2017 acquisitions and organic membership growth in our Medicaid Health Plans and Medicare Health Plans segments. The increase was partially offset by the favorable result of continued performance in clinical and pharmacy execution and the previously discussed lower membership in our Georgia health plan.

Selling, General and Administrative ("SG&A") Expense

SG&A expense, under generally accepted accounting principles in the United States of America ("GAAP"), includes aggregate costs related to previously disclosed government investigations and related litigation and resolution costs ("investigation costs"). Refer to Note 13 - Commitments and Contingencies within the condensed consolidated financial statements included in this 2018 Form 10-Q for additional discussion of these investigation costs. For the three months ended March 31, 2018 and 2017, SG&A expense also included certain costs associated with our acquisition of Universal American ("transaction and integration costs"). These costs include severance payments to former executives, and advisory, legal and other professional fees that are reflected in SG&A expense in our condensed consolidated statements of comprehensive income. Although the above items may recur, we believe that by providing non-GAAP measurements exclusive of these items, we facilitate period-over-period comparisons and provide additional clarity about events and trends affecting our core operating performance, as well as providing comparability to competitor results. The investigation costs are related to a discrete incident, which we do not expect to re-occur. The transaction and integration costs are related to a specific 2017 event, which does not reflect the underlying ongoing performance of our business. The non-GAAP financial measures should be considered in addition to, but not as a substitute for, or superior to, financial measures prepared in accordance with GAAP. Below is a reconciliation of these non-GAAP measures with the most directly comparable financial measure calculated in accordance with GAAP.

The reconciliation of SG&A expense, including and excluding such costs, is as follows:

	For the Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
SG&A expense (GAAP)	$355.9	$302.4
Adjustments:
Investigation costs	(0.1)	(3.1)
Transaction and integration costs	(2.7)	(1.1)
Adjusted SG&A expense (non-GAAP)	$353.1	$298.2
SG&A ratio (GAAP) (1)	7.7%	7.7%
Adjusted SG&A ratio (non-GAAP) (2)	7.8%	7.6%

(1) SG&A expense, as a percentage of total premium revenue.
(2) Adjusted SG&A expense, as a percentage of total premium revenue, excluding Medicaid premium taxes reimbursement and Medicaid ACA industry fee reimbursements.

Our SG&A expense for the three months ended March 31, 2018, increased approximately $53.5 million, compared with the same period in 2017. This increase was primarily the result of our acquisition of Universal American, including one-time transaction and integration costs, and staffing and infrastructure costs to support organic growth. Our SG&A ratio for the three months ended March 31, 2018 was consistent with the same period in 2017.

Our Adjusted SG&A expense for the three months ended March 31, 2018, increased approximately $54.9 million, compared with the same period in 2017. Additionally, our Adjusted SG&A ratio increased by 20 basis points for the three months ended March 31, 2018, compared with the same period in 2017. These increases were primarily the result of our acquisition of Universal American and staffing and infrastructure costs to support organic growth.

Equity in Earnings (Losses) of Unconsolidated Subsidiaries

As discussed in Note 1 - Organization, Basis of Presentation and Significant Accounting Policies to the condensed consolidated financial statements in this 2018 Form 10-Q, we work with physicians and other health care professionals to operate Accountable Care Organizations (“ACOs”) under the Medicare Shared Saving Program ("MSSP") and Next Generation ACO Models. We account for our participation in the ACOs using the equity method. Gains and losses are reported as equity in earnings (losses) of unconsolidated subsidiaries in our condensed consolidated statements of comprehensive income. We acquired our participation in ACOs as part of our acquisition of Universal American, effective April 28, 2017, and, as such, we did not report any gains or losses associated with the ACOs during the three months ended March 31, 2017.

Income Tax Expense

Our effective income tax rate for the three months ended March 31, 2018 was 35.8%, compared with 34.8% for the same period in 2017. The increase in our effective rate was primarily driven by the nondeductible ACA industry fee incurred in 2018 as a result of the expiration of the 2017 ACA industry fee moratorium. The increase in our effective rate was partially offset by the federal income tax rate decreases associated with the TJCA.

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

For further information regarding premium revenues and medical benefits expense, please refer to "Premium Revenue Recognition and Premiums Receivable," and "Medical Benefits Expense and Medical Benefits Payable" in Part II – Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, under "Critical Accounting Estimates" in our 2017 Form 10-K.

Reconciling Segment Results

The following table reconciles our reportable segment results to income from operations, as reported in accordance with GAAP.

	For the Three Months Ended March 31,		Percentage
	2018	2017	Change
	(Dollars in millions)
Gross Margin
Medicaid Health Plans	$336.2	$273.6	22.9%
Medicare Health Plans	221.8	186.5	18.9%
Medicare PDPs	24.8	8.3	198.8%
Total gross margin	582.8	468.4	24.4%
Investment and other income	19.9	7.2	176.4%
Other expenses (1)	(441.5)	(372.4)	18.6%
Income before income taxes and equity in losses of unconsolidated subsidiaries	$161.2	$103.2	56.2%

(1)	Other expenses include SG&A expenses, Medicaid premium taxes, depreciation and amortization, and interest.

Medicaid Health Plans

Our Medicaid Health Plans segment includes plans for beneficiaries of Temporary Assistance for Needy Families ("TANF"), Supplemental Security Income ("SSI"), Aged Blind and Disabled ("ABD") and other state-based programs that are not part of the Medicaid program, such as Children's Health Insurance Program ("CHIP") and the Long-Term Services and Supports ("LTSS") program.

Medicaid Health Plans Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicaid Health Plans segment for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,		Percentage
	2018	2017	Change
	(Dollars in millions)
Premium revenue (1)	$2,713.1	$2,554.3	6.2%
Medicaid premium taxes (1)	32.1	29.9	7.4%
Medicaid ACA industry fee reimbursement (1)	64.7	—	—%
Total premiums	2,809.9	2,584.2	8.7%
Medical benefits expense	2,424.4	2,310.6	4.9%
ACA industry fee	49.3	—	—%
Gross margin	$336.2	$273.6	22.9%

Medicaid Health Plans MBR (1)	86.3%	89.4%	(3.1)%
Effect of:
Medicaid premium taxes	1.0%	1.1%
Medicaid ACA industry fee reimbursement	2.1%	—%
Medicaid Health Plans Adjusted MBR (1)	89.4%	90.5%	(1.1)%

Medicaid membership at end of period:	2,705,000	2,623,000	3.1%

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

Medicaid total premiums increased $225.7 million, or 8.7%, for the three months ended March 31, 2018, compared with the same period in 2017, primarily driven by our participation in the Missouri Medicaid program expansion, net premium rate increases in certain of our Medicaid markets, the expiration of the 2017 ACA industry fee moratorium, which reestablished the associated Medicaid ACA industry fee reimbursements from our state government partners in 2018 and membership acquired in our acquisition of PHP.

Excluding Medicaid premium taxes and the Medicaid ACA industry fee reimbursements, Medicaid premium revenue for the three months ended March 31, 2018 increased $158.8 million, or 6.2%, compared with the same period in 2017. The increase is a result of our previously discussed Missouri Medicaid program expansion, net premium rate increases in certain of our existing Medicaid markets and our 2017 acquisition of PHP.

Medical benefits expense for the three months ended March 31, 2018 increased $113.8 million, or 4.9%, compared with the same period in 2017, primarily resulting from our previously discussed membership acquisition of PHP and organic growth resulting from Missouri's statewide expansion.

Our Medicaid Health Plans segment MBR decreased 310 basis points for the three months ended March 31, 2018, compared with the same period in 2017. The decrease is primarily a result of the expiration of the 2017 ACA industry fee moratorium, which reestablished the associated Medicaid ACA industry fee reimbursements from our state government partners for 2018, as well as continued operational execution.

Excluding the effect of Medicaid premium taxes and Medicaid ACA industry fee reimbursements, our Medicaid Health Plans Adjusted MBR decreased 110 basis points for the three months ended March 31, 2018, compared with the same period in 2017. The decrease primarily resulted from continued operational execution and net premium rate increases in certain of our Medicaid markets.

Medicare Health Plans

We contract with CMS under the Medicare program to provide a comprehensive array of Part C and Part D benefits to Medicare eligible persons provided through our MA plans. Our MA plans are comprised of coordinated care plans ("CCPs"), which are primarily administered through HMOs and generally require members to seek health care services and select a primary care physician from a network of health care providers. Certain MA CCPs are administered through preferred provider organizations ("PPO") and private-fee-for-service ("PFFS"). In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of most of our MA plans.

Medicare Health Plans Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare Health Plans segment for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,		Percentage
	2018	2017	Change
Medicare Health Plans:	(Dollars in millions)
Premium revenue	$1,556.5	$1,094.7	42.2%
Medical benefits expense	1,307.1	908.2	43.9%
ACA industry fee	27.6	—	—%
Gross margin	$221.8	$186.5	18.9%
MBR	84.0%	83.0%	1.0%
Membership	506,000	356,000	42.1%

Medicare Health Plans premium revenue for the three months ended March 31, 2018 increased $461.8 million, or 42.2%, compared with the same period in 2017, primarily driven by our acquisition of Universal American, effective April 28, 2017, our 2018 bid strategy, and organic growth.

Medical benefits expense for the three months ended March 31, 2018 increased $398.9 million, or 43.9%, compared with the same period in 2017. The Medicare Health Plans segment MBR increased by 100 basis points for the three months ended March 31, 2018, compared with the same period in 2017. The increases primarily resulted from the acquisition of Universal American, and our 2018 bid positioning.

Medicare PDPs

We have contracted with CMS to serve as a plan sponsor offering stand-alone Medicare Part D PDPs to Medicare eligible beneficiaries through our Medicare PDPs segment. The PDP benefit design generally results in our incurring a greater portion of the responsibility for total prescription drug costs in the early stages of a plan year and less in the latter stages of a plan year due to the members' share of cumulative out-of-pocket costs increasing throughout the plan year. As a result, the Medicare PDPs' MBR is generally lower in the second half of the year as compared with the first half. In addition, the level and mix of members who are auto assigned to us and those who actively choose our PDPs will affect the segment MBR pattern across periods.

Medicare PDPs Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare PDPs segment for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,		Percentage
	2018	2017	Change
Medicare PDPs:	(Dollars in millions)
Premium revenue	$259.9	$268.1	(3.1)%
Medical benefits expense	230.5	259.8	(11.3)%
ACA industry fee	4.6	—	—%
Gross margin	$24.8	$8.3	198.8%
MBR	88.7%	96.9%	(8.2)%
Membership	1,073,000	1,099,000	(2.4)%

Medicare PDPs premium revenue for the three months ended March 31, 2018 decreased $8.2 million, or 3.1%, compared with the same period in 2017. Medical benefits expense decreased $29.3 million, or 11.3%, for the three months ended March 31, 2018, compared with the same period in 2017. The decreases were primarily due to the decrease in membership resulting from our 2018 bid positioning. The Medicare PDPs MBR for the three months ended March 31, 2018 decreased by 820 basis points, compared to the same period in 2017, reflecting the effect of our 2018 bid positioning.

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

OUTLOOK

Medicaid Health Plans - We expect premium revenue (GAAP) for our Medicaid Health Plans segment to be in the range of $11.3 billion to $11.6 billion for 2018, compared with $10.7 billion for 2017. We expect premium revenue for our Medicaid Health Plans, excluding $125.0 million to $130.0 million in Medicaid premium taxes and $250.0 million to $260.0 million in Medicaid ACA industry fee reimbursements, to be in the range of $10.9 billion to $11.2 billion for 2018, compared with $10.6 billion reported for 2017, excluding $119.8 million in Medicaid premium taxes.

The Medicaid Health Plans MBR (GAAP) is expected to be in the range of 85.5% to 86.0% for 2018, compared with 87.8% for 2017. The Medicaid Health Plans Adjusted MBR is expected to be in the range of 88.4% to 89.0%, consistent with 88.8% reported in 2017.

Medicare Health Plans - We expect premium revenue for our Medicare Health Plans segment to be in the range of $6.15 billion to $6.3 billion for 2018, compared with $5.3 billion reported for 2017. Medicare Health Plans MBR is expected to be in the range of 84.6% to 85.4% for 2018, compared with 86.0% in 2017, reflecting our 2018 bid strategy.

Medicare PDPs - We expect premium revenue for our Medicare PDPs segment to be in the range of $875.0 million to $925.0 million for 2018, consistent with $913.8 million for 2017. Medicare PDPs MBR is expected to be in the range of 79.5% to 81.0% for 2018, compared with 82.4% for 2017 due to our bid positioning for the 2018 plan year.

Consolidated SG&A - Our consolidated SG&A ratio (GAAP) is not estimable as we currently are not able to project future amounts associated with investigation costs as well as the transaction and integration costs, as defined earlier. We expect that our consolidated Adjusted SG&A ratio (non-GAAP) for 2018, which excludes the effect of investigation costs as well as transaction and integration costs, will be approximately 8.1% to 8.3%, compared with 8.5% for 2017, resulting from improved operating leverage associated with organic growth and continued synergies from our 2016 and 2017 acquisitions.

Income Taxes - Our consolidated effective income tax rate (GAAP) is not estimable as we currently are not able to project future amounts associated with investigation costs as well as the transaction and integration costs, as defined earlier. However, we expect our effective income tax rate to be affected by the 2018 reinstatement of the ACA industry fee that was subject to a one-year moratorium in 2017, which is nondeductible for tax purposes, and has the effect of increasing our income tax rate in 2018. This increase will be offset by the reduction in the federal income tax rate for corporations from 35% to 21% effective on January 1, 2018 as part of the Tax Cuts and Jobs Act of 2017.

LIQUIDITY AND CAPITAL RESOURCES

Each of our existing and anticipated sources of cash is affected by operational and financial risks that influence the overall amount of cash generated and the capital available to us. Additionally, we operate as a holding company in a highly regulated industry. The parent and other non-regulated companies ("non-regulated subsidiaries") are dependent upon dividends and management fees from our regulated subsidiaries, most of which are subject to regulatory restrictions. For a further discussion of risks that can affect our liquidity, see Part I – Item 1A – "Risk Factors" included in our 2017 Form 10-K.

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

We refer collectively to the cash, cash equivalents and investment balances maintained by our regulated subsidiaries as "regulated cash and investments." Our regulated subsidiaries generally receive premiums in advance of payments of claims for medical and other health care services; however, regulated cash and investments can fluctuate significantly in a particular period depending on the timing of receipts for premiums from our government partners. Our unrestricted regulated cash and investments were $5.7 billion as of March 31, 2018, a $0.9 billion increase from $4.8 billion at December 31, 2017, due primarily to the advance receipt of April 2018 CMS Medicare premium and subsidy payments of $882.1 million in March 2018, as well as earnings from operations and contributions received from the parent and non-regulated subsidiaries.

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

Unregulated cash, cash equivalents and investments totaled approximately $561.3 million as of March 31, 2018, a decrease of approximately $55.7 million from $617.0 million as of December 31, 2017. The decrease is primarily due to the semi-annual interest payment for our 2025 Notes.

Medicare Part D Funding and Settlements

Funding may be provided to certain regulated subsidiaries from our unregulated subsidiaries to cover any shortfall resulting from the amount of Part D benefits paid for members on behalf of CMS that exceeds the prospective subsidy payments that these regulated subsidiaries receive from CMS. We receive certain Part D prospective subsidy payments from CMS for our MA and PDP members as a fixed monthly per member amount, based on the estimated costs of providing prescription drug benefits over the plan year, as reflected in our bids. A discussion of the subsidy components under Part D is included in Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements included in our 2017 Form 10-K. The benefits include the catastrophic reinsurance, premium and cost sharing for low income Part D members, for which CMS will fully reimburse these subsidies, or recoup overpaid subsidies made during the plan year, as part of its annual settlement process that occurs in the fourth quarter of the subsequent year.

Cash Flow Activities

Our cash flows are summarized as follows:

	For the Three Months Ended March 31,
	2018	2017
	(In millions)
Net cash provided by operating activities	$445.7	$361.9
Net cash used in investing activities	(240.6)	(429.3)
Net cash provided by financing activities	417.4	1,618.0
Increase in cash, cash equivalents and restricted cash and cash equivalents	$622.5	$1,550.6

Cash Flows from Operating Activities

We generally receive premiums in advance of payments of claims for health care services; however, cash flows related to our operations can fluctuate significantly in a particular period depending on the timing of premium receipts from our government partners.

Net cash provided by operating activities for the three months ended March 31, 2018 was $445.7 million, compared with $361.9 million for the same period in 2017. The increase was primarily due to the advance receipt of the April CMS Medicare premium of $542.1 million in March 2018 compared with $420.1 million in March 2017, improved operating performance and lower estimated federal tax payments as a result of the TJCA.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2018 was $240.6 million, compared with $429.3 million for the same period in 2017, primarily due to increased purchases of investments during the three months ended March 31, 2017 and higher sales of investments during the three months ended March 31, 2018.

Cash Flows from Financing Activities

Cash flows from financing activities are primarily affected by debt-related activity, as well as net funds received or paid for the benefit of members of our MA and PDP plans. Cash provided by financing activities for the three months ended March 31, 2018 was $417.4 million, compared with $1.6 billion for the same period in 2017, primarily driven by the following:

•
Aggregate net proceeds of $1.1 billion resulting from debt transactions executed during the three months ended March 31, 2017, reflecting net proceeds of $1.2 billion received from the issuance of our 2025 Notes in March 2017, partially offset by the $100.0 million repayment of outstanding borrowings under our Credit Facility. Refer to "Capital Resources" below for further discussion of our 2017 debt transactions.

•
Net funds received for the benefit of members was approximately $416.2 million for the three months ended March 31, 2018, compared with $567.4 million during the same period in 2017. These funds represent the net amounts of subsidies we received from CMS in connection with the low-income cost sharing, catastrophic reinsurance and coverage gap discount components of the Medicare Part D program related to the government's portion of financial responsibility, net of the amounts we paid for related prescription drug benefits, described above in "Medicare Part D Funding and Settlements." Net funds received for the benefit of members also reflects the advance receipt of the April CMS subsidy payments in both March 2018 and 2017.

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

In addition, the Indenture requires that for the company to merge, consolidate or sell all or substantially all of its assets: (i) either the company must be the surviving entity, or the surviving entity or purchaser must be a U.S. entity; (ii) the surviving entity or purchaser must assume all the obligations of the company under the notes and the indenture; (iii) no default or event of default (as defined under the indenture) exists; and (iv) the surviving entity, after giving pro forma effect to the transaction, (x) may incur at least $1.00 of additional indebtedness pursuant to the fixed charge coverage ratio or (y) have a fixed charge coverage ratio that is no worse than the fixed charge coverage ratio of the Company without giving pro forma effect to the transactions.

5.75% Senior Notes due 2020

In November 2013, we issued $600.0 million in aggregate principal amount of our 2020 Notes. In June 2015, we issued an additional $300.0 million of 2020 Notes, pursuant to a reopening of such notes. Refer to Note 10 - Debt to the Consolidated Financial Statements included in our 2017 Form 10-K for additional information regarding these 2020 Notes.

In April 2017, we redeemed the full $900.0 million in aggregate principal amount outstanding of our 2020 Notes at a redemption price of 102.875% of the principal amount, plus accrued and unpaid interest. In connection with the redemption of the 2020 Notes, we incurred a one-time loss on extinguishment of debt of approximately $25.9 million related to the redemption premium, the write-off of associated deferred financing costs and the write-off of the unamortized portion of associated premiums paid on the 2020 Notes. The loss on extinguishment of debt was reflected in our results of operations for the three and six months ended June 30, 2017.

Credit Agreement

In January 2016, we entered into the Credit Agreement, which provides for a senior unsecured revolving loan facility (the "Revolving Credit Facility"), which had an initial aggregate principal amount at any time outstanding not to exceed $850.0 million. In 2017, we increased the amount available under our Credit Agreement from $850.0 million to $1.0 billion. In March 2017, we also repaid the $100.0 million outstanding under our Revolving Credit Facility,

Revolving Credit Loans designated by us at the time of borrowing as “ABR Loans” that are outstanding under the Credit Agreement bear interest at a rate per annum equal to (i) the greatest of (a) the Prime Rate (as defined in the Credit Agreement) in effect on such day; (b) the Federal Reserve Bank of New York Rate (as defined in the Credit Agreement) in effect on such day plus 1/2 of 1%; and (c) the Adjusted LIBO Rate (as defined in the Credit Agreement) for a one-month interest period on such day plus 1%; plus (ii) the Applicable Rate. Revolving Credit Loans designated by us at the time of borrowing as “Eurodollar Loans” that are outstanding under the Credit Agreement bear interest at a rate per annum equal to the Adjusted LIBO Rate (as defined in the Credit Agreement) for the interest period in effect for such borrowing plus the Applicable Rate. The “Applicable Rate” means a percentage ranging from 0.50% to 1.00% per annum for ABR Loans and a percentage ranging from 1.50% to 2.00% per annum for Eurodollar Loans, depending upon our ratio of total debt to cash flow, as calculated in accordance with the Credit Agreement.

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

There were no borrowings outstanding under our Revolving Credit Facility as of March 31, 2018. Additionally, we were in compliance with all covenants under both the 2025 Notes and the Credit Agreement as of March 31, 2018.

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

Regulatory Capital and Dividend Restrictions

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. Such statutes, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions, loans or advances that may be paid to us as the sole stockholder. To the extent our HMO and insurance subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement, or net assets, for these subsidiaries was approximately $1.3 billion and $1.2 billion at March 31, 2018 and December 31, 2017, respectively. Our HMO and insurance subsidiaries were in compliance with these minimum capital requirements.

Under applicable regulatory requirements at March 31, 2018, the amount of dividends that may be paid through the remainder of 2018 by our HMO and insurance subsidiaries without prior approval by regulatory authorities is approximately $200.0 million in the aggregate. We received no dividends from our regulated subsidiaries during the three-month period ended March 31, 2018.

For additional information on regulatory requirements, see Note 17 – Regulatory Capital and Dividend Restrictions to the Consolidated Financial Statements included in our 2017 Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in our critical accounting estimates during the three months ended March 31, 2018 from those previously disclosed in Part II – Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates in our 2017 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Investment Return Market Risk

As of March 31, 2018, we had cash and cash equivalents of $4.8 billion, short-term investments classified as current assets of $708.6 million, long-term investments of $725.8 million and restricted investments on deposit for licensure of $213.3 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months that are considered available for sale. Restricted assets consist of cash and cash equivalents and U.S. Treasury instruments deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long term regardless of the contractual maturity date due to the nature of the states' requirements. The investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase. Because of their contractual maturity dates, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market rates at March 31, 2018, the fair value of our fixed income investments would decrease by approximately $26.2 million. Similarly, a 1% decrease in market interest rates at March 31, 2018 would increase the fair value of our investments by approximately $26.2 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by Rule 13a-15 under the Exchange Act, under the leadership and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act ("Disclosure Controls"). Based on the evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this 2018 Form 10-Q.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings, see Note 13 – Commitments and Contingencies to the condensed consolidated financial statements of this Form 10-Q.

Item 1A. Risk Factors.

Certain risk factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. The discussion in Part I – Financial Information, Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Financial Statements of this 2018 Form 10-Q is incorporated herein by reference. There have been no material updates to the risk factors disclosed in Part I – Item 1A – Risk Factors included in our 2017 Form 10-K.

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

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibits are incorporated herein by reference or are filed with this report as set forth in the Exhibit Index.

EXHIBIT INDEX

INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
10.1	Non-Employee Director Compensation Policy (as amended and restated effective February 23, 2018) †
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
101.INS	XBRL Instance Document ††
101.SCH	XBRL Taxonomy Extension Schema Document ††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document ††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ††
† Filed herewith.
†† Furnished herewith and not filed for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 1, 2018.

WELLCARE HEALTH PLANS, INC.
By:	/s/ Andrew L. Asher
Andrew L. Asher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Michael Troy Meyer
Michael Troy Meyer
Vice President and Chief Accounting Officer (Principal Accounting Officer)