Form 10-Q
period 2018-06-30
WELLCARE HEALTH PLANS, INC.
filed 2018-07-31
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

As of July 30, 2018, there were 44,767,364 shares of the registrant's common stock, par value $0.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In millions, except per share and share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Premium	$4,612.6	$4,293.6	$9,238.9	$8,240.6
Investment and other income	26.4	11.4	46.3	18.6
Total revenues	4,639.0	4,305.0	9,285.2	8,259.2

Expenses:
Medical benefits	3,866.0	3,719.0	7,828.0	7,197.6
Selling, general and administrative	377.9	365.5	733.8	667.9
ACA industry fee	79.0	—	160.5	—
Medicaid premium taxes	30.6	31.2	62.7	61.1
Depreciation and amortization	34.5	29.3	70.9	53.2
Interest	17.1	18.1	34.2	34.3
Total expenses	4,405.1	4,163.1	8,890.1	8,014.1
Income from operations	233.9	141.9	395.1	245.1
Loss on extinguishment of debt	—	26.1	—	26.1
Income before income taxes and equity in losses of unconsolidated subsidiaries	233.9	115.8	395.1	219.0
Equity in losses of unconsolidated subsidiaries	(4.0)	(1.1)	(6.7)	(1.1)
Income before income taxes	229.9	114.7	388.4	217.9
Income tax expense	78.3	40.6	135.1	76.5
Net income	$151.6	$74.1	$253.3	$141.4

Other comprehensive income (loss), before tax:
Change in net unrealized gains and losses on available-for-sale securities	—	1.2	(10.3)	1.3
Income tax expense (benefit) related to other comprehensive income	—	0.4	(2.4)	0.4
Other comprehensive income (loss), net of tax	—	0.8	(7.9)	0.9
Comprehensive income	$151.6	$74.9	$245.4	$142.3

Earnings per common share:
Basic	$3.39	$1.67	$5.67	$3.18
Diluted	$3.35	$1.65	$5.60	$3.15

Weighted average common shares outstanding:
Basic	44,759,808	44,498,610	44,682,850	44,432,299
Diluted	45,282,294	44,934,051	45,239,210	44,880,357

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions, except share data)

	June 30, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$5,098.5	$4,198.6
Short-term investments	793.5	469.5
Premiums receivable, net	700.1	453.4
Pharmacy rebates receivable, net	433.1	335.0
Receivables from government partners	77.2	44.2
Funds receivable for the benefit of members	29.0	27.5
Deferred ACA industry fee	160.5	—
Prepaid expenses and other current assets, net	311.1	291.0
Total current assets	7,603.0	5,819.2

Property, equipment and capitalized software, net	331.1	319.5
Goodwill	677.4	660.7
Other intangible assets, net	346.6	367.9
Long-term investments	722.0	766.2
Restricted cash, cash equivalents and investments	229.3	211.0
Other assets	11.9	4.9
Assets of discontinued operations	213.1	215.2
Total Assets	$10,134.4	$8,364.6

Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$2,345.4	$2,146.3
Unearned premiums	580.0	65.9
ACA industry fee liability	321.0	—
Accounts payable and accrued expenses	604.1	788.1
Funds payable for the benefit of members	1,674.5	1,075.9
Other payables to government partners	452.3	367.0
Total current liabilities	5,977.3	4,443.2

Deferred income tax liability, net	56.1	93.4
Long-term debt, net	1,183.8	1,182.4
Other liabilities	32.2	13.7
Liabilities of discontinued operations	213.1	215.2
Total Liabilities	7,462.5	5,947.9
Commitments and contingencies (see Note 13)	—	—
Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 44,767,277 and 44,522,988 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively)	0.4	0.4
Paid-in capital	601.3	591.5
Retained earnings	2,080.8	1,827.5
Accumulated other comprehensive loss	(10.6)	(2.7)
Total Stockholders' Equity	2,671.9	2,416.7
Total Liabilities and Stockholders' Equity	$10,134.4	$8,364.6
See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited) (In millions, except share data)

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2018	44,522,988	$0.4	$591.5	$1,827.5	$(2.7)	$2,416.7
Common stock issued for vested stock-based compensation awards	349,225	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(104,936)	—	(20.3)	—	—	(20.3)
Stock-based compensation expense, net of forfeitures	—	—	30.1	—	—	30.1
Comprehensive income	—	—	—	253.3	(7.9)	245.4
Balance at June 30, 2018	44,767,277	$0.4	$601.3	$2,080.8	$(10.6)	$2,671.9

Balance at January 1, 2017	44,293,881	$0.4	$546.9	$1,453.8	$(1.0)	$2,000.1
Common stock issued for vested stock-based compensation awards	308,130	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(94,189)	—	(13.6)	—	—	(13.6)
Stock-based compensation expense, net of forfeitures	—	—	23.5	—	—	23.5
Comprehensive income	—	—	—	141.4	0.9	142.3
Balance at June 30, 2017	44,507,822	$0.4	$556.8	$1,595.2	$(0.1)	$2,152.3

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$253.3	$141.4
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	70.9	53.2
Loss on extinguishment of debt	—	26.1
Stock-based compensation expense	30.1	23.5
Deferred taxes, net	(36.9)	(34.5)
Other, net	7.7	7.3
Changes in operating accounts, net of effects from acquisitions:
Premiums receivable, net	(251.2)	(480.8)
Pharmacy rebates receivable, net	(98.1)	(50.7)
Medical benefits payable	199.1	186.4
Unearned premiums	514.1	537.6
Other payables to government partners	52.3	(20.7)
Accrued liabilities and other, net	35.3	(53.9)
Net cash provided by operating activities	776.6	334.9

Cash flows from investing activities:
Acquisitions and acquisition-related settlements, net of cash acquired	—	(717.9)
Purchases of investments	(696.8)	(740.0)
Proceeds from sales and maturities of investments	383.1	181.9
Additions to property, equipment and capitalized software, net	(52.5)	(54.4)
Net cash used in investing activities	(366.2)	(1,330.4)

Cash flows from financing activities:
Proceeds from issuance of debt, net of financing costs paid	—	1,182.2
Payments on debt	—	(1,026.1)
Repurchase and retirement of shares to satisfy employee tax withholding requirements	(20.3)	(13.6)
Funds received for the benefit of members, net	491.5	834.4
Other, net	14.8	(9.1)
Net cash provided by financing activities	486.0	967.8

Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	896.4	(27.7)
Balance at beginning of period (1)	4,263.0	4,121.3
Balance at end of period (1)	$5,159.4	$4,093.6

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes, net of refunds	$86.9	$94.9
Cash paid for interest	$32.8	$22.5
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Non-cash additions to property, equipment, and capitalized software	$4.9	$3.5

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

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (In millions, except member, per share and share data)

1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

WellCare Health Plans, Inc. (the "Company", "we", "us", or "our") is a leading managed care company, headquartered in Tampa, Florida, focusing exclusively on providing government-sponsored managed care services, primarily through Medicaid, Medicare Advantage ("MA") and Medicare Prescription Drug Plans ("PDPs") to families, children, seniors, and individuals with complex medical needs. As of June 30, 2018, we served approximately 4.4 million members in 50 states and the District of Columbia. We estimate that we are among the largest managed care organizations providing Medicaid managed care services plans, MA Plans and PDPs, as measured by membership. Our broad range of experience and government focus allows us to effectively serve our members, partner with our providers, government clients and communities we serve, and efficiently manage our ongoing operations.

As of June 30, 2018, we operated Medicaid health plans, including states where we receive Medicaid premium revenues associated with dually eligible special needs plans, in Arizona, Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, Nebraska, New Jersey, New York, South Carolina and Texas.

In addition, as of June 30, 2018, we also operated MA coordinated care plans ("CCPs") in Arizona, Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Maine, Mississippi, New Jersey, New York, North Carolina, South Carolina, Tennessee and Texas. We also offered stand-alone Medicare PDPs in 50 states and the District of Columbia.

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

Unconsolidated Subsidiaries

In April 2017, in connection with the acquisition of Universal American Corp. (“Universal American”), we acquired a wholly-owned subsidiary, which works with physicians and other health care professionals to operate Accountable Care Organizations ("ACOs") under the Medicare Shared Saving Program ("MSSP") and Next Generation ACO Models. ACOs were established by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the "ACA") to reward integrated, efficient care and allow providers to share in any savings they achieve as a result of improved quality and operational efficiency.

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
Premium Receivables and Unearned Premiums
We record premiums earned but not received as premiums receivable and record premiums received in advance of the period of service as unearned premiums in our condensed consolidated balance sheets. A complete discussion of premiums receivable and unearned premiums is included in Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements included in our 2017 Form 10-K. The premium receivable balance at June 30, 2018 is primarily related to Medicaid contracts with our state partners of approximately $442.3 million, as well as risk-adjusted premiums receivable under our MA and PDP contracts of approximately $244.4 million. Unearned premiums at June 30, 2018 consist primarily of the July 2018 CMS Medicare premium advance of approximately $540.6 million.
Medicaid Risk-Adjusted Premiums and Retroactive Rate Changes

As discussed further in Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements included in our 2017 Form 10-K, Medicaid premium rate changes are recognized in the period the change becomes effective, when the effect of the change in the rate is reasonably estimable and collection is assured. In some instances, our Medicaid premiums are subject to risk score adjustments based on the health profile of our membership. Generally, the risk score is determined by the state agency's analysis of encounter submissions of processed claims data to determine the acuity of our membership relative to the entire state's Medicaid membership. The frequency of when states adjust premiums varies, but is usually done quarterly or semi-annually on a retrospective basis. We recognize periodic changes to risk-adjusted premiums as revenue when the amounts are determinable and collection is reasonably assured. As of June 30, 2018, our condensed consolidated balance sheet included a net receivable from our Medicaid state partners of $8.7 million related to retroactive rate changes and risk score adjustments, compared with a net payable to our Medicaid state partners of $50.7 million as of December 31, 2017.
Medicare Part D Settlements
We receive certain Part D prospective subsidy payments from the Centers for Medicare & Medicaid Services ("CMS") for our MA and PDP members as a fixed monthly per member amount, based on the estimated costs of providing prescription drug benefits over the plan year, as reflected in our bids. A discussion of the subsidy components under Part D is included in Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements included in our 2017 Form 10-K. CMS will fully reimburse these subsidies, or recoup overpaid subsidies made during the plan year, as part of its annual settlement process that typically occurs in the fourth quarter of the subsequent year and, accordingly, there is no insurance risk to us. Therefore, amounts received for these subsidies are not considered premium revenue, and are reported, net of the subsidy benefits paid, as Funds receivable (payable) for the benefit of members in the condensed consolidated balance sheets. As of June 30, 2018, our condensed consolidated balance sheet includes CMS Part D payables for the 2018, 2017 and 2016 plan years, including a $341.2 million advance receipt of the July 2018 CMS Medicare subsidy payments in June 2018, and a net receivable relating to the 2015 plan year. As of December 31, 2017, our condensed consolidated balance sheet included CMS Part D payables primarily related to the 2017 and 2016 plan years, as well as a net receivable relating to the 2015 plan year.

ACA Industry Fee
The ACA imposed certain new taxes and fees, including an annual premium-based health insurance industry assessment (the "ACA industry fee") on health insurers, which began in 2014. In December 2015, President Obama signed the Consolidated Appropriations Act, 2016 which, among other provisions, included a one-year moratorium on the ACA industry fee for 2017, which also eliminated the associated Medicaid ACA industry fee reimbursements from our state government partners for 2017. Accordingly, we did not incur ACA industry fee expense nor recognize any Medicaid ACA industry fee reimbursement revenue for the three and six months ended June 30, 2017. For 2018, we accrued the estimated liability as of January 1, 2018, with a corresponding Deferred ACA industry fee asset on the condensed consolidated balance sheet that is being amortized to expense on a straight line basis. As of June 30, 2018, our accrued estimated liability for the 2018 ACA industry fee was $321.0 million. We incurred $79.0 million and $160.5 million of such amortization as ACA industry fee expense for the three and six months ended June 30, 2018, respectively. Additionally, we recognized $62.8 million and $127.5 million of Medicaid ACA industry fee reimbursement revenue for the three and six months ended June 30, 2018, respectively.
While the ACA industry fee is being assessed in 2018, the continuing spending resolution passed into law in January 2018 provides for an additional one-year moratorium for the ACA industry fee in 2019.

Recently Adopted Accounting Standards
In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, "Compensation-Stock Compensation (Topic 718) - Scope of Modification Accounting". This guidance addresses which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting pursuant to Topic 718. An entity should account for the effects of a modification unless (a) the fair value of the modified award is the same as the fair value of the original award, (b) the vesting conditions of the modified award are the same as the vesting conditions of the original award and (c) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this guidance should be applied prospectively for public business entities effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. We adopted this guidance prospectively on January 1, 2018. The adoption of this guidance did not have a material effect on our consolidated results of operations, financial condition or cash flows for the three and six months ended June 30, 2018.
In January 2017, the FASB issued ASU 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". This update eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. As a result, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We adopted this guidance prospectively on January 1, 2018. The adoption of this guidance did not have a material effect on our consolidated results of operations, financial condition or cash flows for the three and six months ended June 30, 2018.
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this update provide guidance to assist entities with evaluating when a group of transferred assets and activities (collectively referred to as a "set") is a business. This new guidance provides for a "screen", which requires a determination that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen's threshold is not met, a set cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output, eliminating the evaluation of whether a market participant could replace missing elements. This guidance is effective for prospective business combinations for public entities for interim and annual periods beginning after December 15, 2017. We adopted this guidance prospectively on January 1, 2018. The adoption of this guidance did not have a material effect on our consolidated results of operations, financial condition or cash flows for the three and six months ended June 30, 2018.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash; a consensus of the FASB Emerging Issues Task Force”. This update requires entities to reconcile, on the statement of cash flows, changes in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. We adopted this guidance retrospectively on January 1, 2018. The adoption of this guidance did not have a material effect on our consolidated results of operations, financial condition or cash flows for the three and six months ended June 30, 2018 and 2017, respectively. The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents as reported within the condensed consolidated balance sheets to the total of the same such amounts shown within the condensed consolidated statements of cash flows:

	As of
	June 30, 2018	December 31, 2017
Cash and cash equivalents	$5,098.5	$4,198.6
Restricted cash and cash equivalents (1)	60.9	64.4
Total cash, cash equivalents, and restricted cash and cash equivalents	$5,159.4	$4,263.0

(1) Restricted cash and cash equivalents consist of restricted cash and restricted money market funds and are included in Restricted cash, cash equivalents and investments within noncurrent assets of our condensed consolidated balance sheets. Refer to Note 6 - Restricted Cash, Cash Equivalents and Investments for further detail.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments (Topic 230)". This update targets eight specific areas to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance is effective for public entities for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We adopted this guidance on January 1, 2018. The adoption of this guidance did not have a material effect on our consolidated results of operations, financial condition or cash flows for the three and six months ended June 30, 2018.

In January 2016, the FASB issued ASU 2016-01, "Financial Instrument - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which requires entities to measure equity securities that are not consolidated or accounted for under the equity method at fair value through net income. This amendment also simplifies the impairment test of equity investments without readily determinable fair values. In February 2018, the FASB issued ASU 2018-03, "Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which clarifies that an entity that uses the measurement alternative for equity securities without readily determinable fair values can change its measurement approach to fair value. This guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted this guidance prospectively on January 1, 2018. The adoption of this guidance did not have a material effect on our consolidated results of operations, financial condition or cash flows for the three and six months ended June 30, 2018.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU 2014-09 supersedes existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g., an insurance entity’s insurance contracts). The revenue recognition principle in ASU 2014-09 requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures are required. We adopted this guidance prospectively on January 1, 2018. Given that substantially all of our revenues are derived from insurance contracts accounted for in accordance with ASC 944, Financial Services-Insurance, which are specifically excluded from the scope of ASU 2014-09, the adoption of this guidance did not have a material effect on our consolidated results of operations, financial condition or cash flows for the three and six months ended June 30, 2018.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments in its balance sheet. This standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. This guidance is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of this guidance to have a material effect on our consolidated results of operations or cash flows. The effect of ASU 2016-02 on our consolidated financial position will be based on leases outstanding at the time of adoption.

2. ACQUISITIONS

Meridian Pending Acquisition

In May 2018, we announced that we entered into a definitive agreement to acquire Meridian Health Plan of Michigan, Inc., Meridian Health Plan of Illinois, Inc. and MeridianRx, a pharmacy benefit manager ("PBM") (collectively "Meridian"), for approximately $2.5 billion in cash (the "Meridian Acquisition"). The transaction is expected to close in the next few months, subject to customary closing conditions, including regulatory approvals. As a result of this transaction, we will diversify our Medicaid portfolio through the addition of Michigan, where Meridian has the leading market position and industry-leading quality; deepen our Medicaid presence in Illinois; and acquire an integrated PBM platform. Meridian serves approximately 1.1 million Medicaid, MA, integrated dual-eligible and Health Insurance Marketplace members as of May 1, 2018 in Michigan, Illinois, Indiana and Ohio. We expect to fund the Meridian Acquisition through a combination of cash on hand, our undrawn $1.3 billion revolving credit facility, and, subject to market conditions, new debt of $600.0 million to $1.0 billion and new equity of $800 million to $1.2 billion. The transaction is not contingent upon financing, and WellCare has secured $2.5 billion in committed bridge financing.

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

The fair value at the Effective Date of the consideration transferred in the Universal American acquisition consisted of the following:

(in millions)
Number of shares of Universal American common stock outstanding on April 28, 2017 (57.1 million) multiplied by the Per Share Merger Consideration	$570.8
Assumed debt(a)	145.3
Repurchase of Preferred Shares(b)	41.0
Stock-based award cash consideration(c)	12.9
Total consideration transferred	$770.0

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

The following table summarizes the final fair values of major classes of assets acquired and liabilities assumed at the Effective Date, based on our valuation assumptions, reconciled to the total consideration transferred.

Assets	(in millions)
Cash and cash equivalents	$66.4
Investments, including restricted investments	254.4
Premiums receivable, net	90.7
Pharmacy rebates receivable, net, and other current assets	45.6
Property, equipment and capitalized software, net	7.5
Goodwill	292.3
Other intangible assets, net	298.2
Assets of discontinued operations	219.6
Fair value of total assets acquired	$1,274.7

Liabilities
Medical benefits payable	128.1
Deferred tax liabilities, net	70.1
Other liabilities	87.8
Liabilities of discontinued operations	218.7
Fair value of liabilities assumed	$504.7
Fair value of net assets acquired	$770.0

The fair value results from judgments about future events, which reflect certain uncertainties and rely on estimates and assumptions. The judgments used to determine the fair value assigned to each class of assets acquired and liabilities assumed, as well as intangible asset lives, can materially affect our operating results. As of the Effective Date, the expected fair value of all current assets and liabilities, as well as assets and liabilities of discontinued operations (refer to Note 12 - Discontinued Operations for further discussion), approximated their historical cost. For certain noncurrent assets and liabilities, we have made fair value adjustments based on information reviewed through April 2018, the end of the measurement period. Significant fair value adjustments are noted as follows.

Identifiable intangible assets acquired

The following table summarizes the final fair values and weighted average useful lives for identifiable intangible assets acquired in the Universal American acquisition, as of the Effective Date.

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

Deferred taxes

The purchase price allocation includes net deferred tax liabilities of $70.1 million, primarily relating to deferred tax liabilities established on the identifiable acquired intangible assets, partially offset by deferred tax assets acquired in the Universal American transaction.

Goodwill

We recorded $292.3 million for the valuation of goodwill, assigned to our Medicare Health Plans reportable segment, for the excess of the purchase price over the estimated fair value of the net assets acquired. The recorded goodwill and other intangible assets related to the acquisition are not deductible for tax purposes.

Universal American Convertible Notes

In 2016, Universal American completed the offering of $115.0 million of their 4.00% Convertible Notes due 2021. The acquisition by WellCare constituted a “Make-Whole Fundamental Change” under the indenture for the Convertible Notes. During the three months ended June 30, 2017, all of the holders of the Convertible Notes elected to convert their notes into the right to receive cash equal to the par value of the notes plus a make-whole premium. We paid the noteholders the amounts due and all of the Convertible Notes were redeemed during the second quarter of 2017. The fair value of the Convertible Notes was $145.3 million on the Effective Date and was included in the purchase consideration for the Universal American acquisition.

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

Condensed Consolidated Statement of Comprehensive Income

We included the results of Universal American's operations after the Effective Date in our condensed consolidated financial statements. The amount of premium revenue attributable to Universal American included in our condensed consolidated statement of comprehensive income, for the three and six months ended June 30, 2018, was $385.1 million and $769.9 million, respectively. Additionally, our condensed consolidated statement of comprehensive income for the three and six months ended June 30, 2018 included pretax income of $13.0 million and $31.7 million, respectively, attributable to Universal American's operations, which includes transaction and integration-related costs of $1.2 million and $3.9 million, respectively, related to the ongoing integration of the operations. These costs include severance payments, and advisory, legal and other professional fees that are reflected in selling, general and administrative ("SG&A") expense in our condensed consolidated statement of comprehensive income.

During the three and six months ended June 30, 2017, the amount of revenue and pre-tax losses attributable to Universal American included in our condensed consolidated statement of comprehensive income was $235.1 million and $31.7 million, respectively. These results include transaction and integration-related costs of $26.7 million, of which $25.6 million were incurred during the three months ended June 30, 2017. These costs include severance payments, and advisory, legal and other professional fees that are reflected in SG&A expense in our condensed consolidated statement of comprehensive income.

Unaudited Pro Forma Financial Information

The results of operations and financial condition for our 2017 acquisitions have been included in our condensed consolidated financial statements since the respective acquisition dates. The unaudited pro forma financial information presented below reflects our 2017 acquisitions of PHP and Universal American assuming the acquisitions occurred as of January 1, 2017. Proforma results are not provided for the three and six months ended June 30, 2018, as our 2017 acquisitions were included in our results of operations for the three and six months ended June 30, 2018.

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

	Three Months Ended June 30,	Six Months Ended June 30,
(in millions, except per share data)	2017	2017
Total revenues	$4,690.8	$8,415.1
Net income	$92.6	$151.8
Earnings per common share:
Basic	$2.08	$3.42
Diluted	$2.06	$3.38

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

Our Medicaid operations in certain states individually account for 10% or more of our consolidated premium revenue. Those states and the respective Medicaid premium revenue as a percentage of total consolidated premium revenue are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Kentucky	15%	15%	15%	16%
Florida	13%	15%	13%	15%
Georgia	*	10%	*	10%
*Effective July 1, 2017, we began services under a new Medicaid contract with the State of Georgia serving TANF and CHIP beneficiaries. Due to the addition of a fourth managed care organization to the state program, our Georgia Medicaid membership declined by approximately 62,000 members as of June 30, 2018, compared with June 30, 2017. As a result of the decline in membership, premium revenue attributable to our Georgia Medicaid health plan accounted for less than 10% of our consolidated premium revenue for the three and six months ended June 30, 2018.

In July 2018, we received a Notice of Intent to Award a contract from the Florida Department of Health to provide statewide-managed care services to more than 60,000 children with medically complex conditions through the Children's Medical Services Managed Care Plan ("CMS Plan"). Under the proposed five-year contract award expected to begin on January 1, 2019, our Florida subsidiary, Staywell, will be the sole contractor for the CMS Plan. Additionally, in April 2018, we received a Notice of Agency Decision from the Florida Agency for Health Care Administration (“AHCA”) that it intends to award our subsidiary, Staywell, a new five-year contract to provide managed care services to Medicaid-eligible beneficiaries, including Managed Medical Assistance and Long-Term Care beneficiaries in 10 of 11 regions. As part of the Medicaid Managed Care program, we expect to provide statewide managed care services to beneficiaries in the Serious Mental Illness Specialty Plan, which currently has more than 75,000 beneficiaries statewide. The new statewide Medicaid Managed Care program is expected to begin no earlier than October 1, 2018. These contract awards are subject to the outcome of a protest and appeal process.

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

A summary of financial information for our reportable segments through the gross margin level and reconciliation to income from operations is presented in the table below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Premium revenue:
Medicaid Health Plans	$2,866.2	$2,751.4	$5,676.1	$5,335.6
Medicare Health Plans	1,546.4	1,316.6	3,102.9	2,411.3
Medicare PDPs	200.0	225.6	459.9	493.7
Total premium revenue	4,612.6	4,293.6	9,238.9	8,240.6
Medical benefits expense:
Medicaid Health Plans	2,438.6	2,386.9	4,863.0	4,697.5
Medicare Health Plans	1,281.9	1,136.9	2,589.0	2,045.1
Medicare PDPs	145.5	195.2	376.0	455.0
Total medical benefits expense	3,866.0	3,719.0	7,828.0	7,197.6
ACA industry fee expense:
Medicaid Health Plans	47.8	—	97.1	—
Medicare Health Plans	26.7	—	54.3	—
Medicare PDPs	4.5	—	9.1	—
Total ACA industry fee expense	79.0	—	160.5	—
Gross margin
Medicaid Health Plans	379.8	364.5	716.0	638.1
Medicare Health Plans	237.8	179.7	459.6	366.2
Medicare PDPs	50.0	30.4	74.8	38.7
Total gross margin	667.6	574.6	1,250.4	1,043.0
Investment and other income	26.4	11.4	46.3	18.6
Other expenses(1)	(460.1)	(444.1)	(901.6)	(816.5)
Income from operations	$233.9	$141.9	$395.1	$245.1

(1)	Other expenses include selling, general and administrative expenses, Medicaid premium taxes, depreciation and amortization and interest.

4. EARNINGS PER COMMON SHARE

We compute basic earnings per common share on the basis of the weighted-average number of unrestricted common shares outstanding. We compute diluted earnings per common share on the basis of the weighted-average number of unrestricted common shares outstanding plus the dilutive effect of our stock-based compensation awards using the treasury stock method.

The calculation of the weighted-average common shares outstanding — diluted is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Weighted-average common shares outstanding — basic	44,759,808	44,498,610	44,682,850	44,432,299
Dilutive effect of outstanding stock-based compensation awards	522,486	435,441	556,360	448,058
Weighted-average common shares outstanding — diluted	45,282,294	44,934,051	45,239,210	44,880,357
Anti-dilutive stock-based compensation awards excluded from computation	141,073	3,091	209,232	3,641

5. INVESTMENTS

The Company considers all of its investments as available-for-sale securities. Excluding restricted cash, cash equivalents and investments, the amortized cost, gross unrealized gains or losses and estimated fair value of short-term and long-term investments by security type are summarized in the following tables.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2018
Asset-backed securities	$87.5	$—	$(0.7)	$86.8
Corporate debt securities	680.6	0.2	(9.5)	671.3
Municipal securities	211.0	0.3	(1.9)	209.4
Residential mortgage-backed securities	7.8	—	(0.2)	7.6
Short-term time deposits	369.2	—	—	369.2
Government and agency obligations	105.0	—	(1.5)	103.5
Other securities	67.7	—	—	67.7
Total	$1,528.8	$0.5	$(13.8)	$1,515.5
December 31, 2017
Asset-backed securities	$88.9	$—	$(0.2)	$88.7
Corporate debt securities	400.6	0.7	(1.2)	400.1
Municipal securities	223.7	1.0	(1.9)	222.8
Residential mortgage-backed securities	11.2	—	—	11.2
Short-term time deposits	300.4	—	—	300.4
Government and agency obligations	148.7	—	(1.2)	147.5
Other securities	65.2	—	(0.2)	65.0
Total	$1,238.7	$1.7	$(4.7)	$1,235.7

Contractual maturities of available-for-sale securities at June 30, 2018 are as follows:

	Total	Within 1 Year	1 Through 5 Years	5 Through 10 Years	Thereafter
Asset-backed securities	$86.8	$21.8	$60.8	$1.3	$2.9
Corporate debt securities	671.3	312.2	272.8	78.0	8.3
Municipal securities	209.4	10.7	128.2	70.0	0.5
Residential mortgage-backed securities	7.6	—	—	—	7.6
Short-term time deposits	369.2	369.2	—	—	—
Government and agency obligations	103.5	26.8	74.8	1.9	—
Other securities	67.7	52.8	—	3.1	11.8
Total	$1,515.5	$793.5	$536.6	$154.3	$31.1

Actual maturities may differ from contractual maturities due to the exercise of pre-payment options.

We sold available-for-sale investments totaling $138.6 million and $74.7 million during the three months ended June 30, 2018 and 2017, respectively, and $218.8 million and $82.9 million during the six months ended June 30, 2018 and 2017, respectively. Gross realized losses resulting from sales and redemptions of our available-for-sale investments were $1.7 million and $2.9 million for the three and six months ended June 30, 2018, respectively, while gross realized gains were immaterial for these periods. Realized gains and losses resulting from sales and redemptions of our available-for-sale investments were not material for the three and six months ended June 30, 2017. Additionally, we did not realize any other-than-temporary impairment during any of these periods.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2018
Cash	$3.1	$—	$—	$3.1
Money market funds	57.8	—	—	57.8
U.S. government securities and other	169.2	—	(0.8)	168.4
Total	$230.1	$—	$(0.8)	$229.3
December 31, 2017
Cash	$5.7	$—	$—	$5.7
Money market funds	58.7	—	—	58.7
U.S. government securities and other	147.4	—	(0.8)	146.6
Total	$211.8	$—	$(0.8)	$211.0

Realized gains and losses on sales and redemptions of our restricted cash, cash equivalents and investments were not material for the three and six months ended June 30, 2018 and 2017.

7. STOCK-BASED COMPENSATION

Our Compensation Committee awards certain equity-based compensation under our stock plans, including restricted stock units ("RSUs"), performance stock units ("PSUs") and, through 2015, market stock units ("MSUs"). Compensation expense related to our stock-based compensation awards was $18.0 million and $13.9 million for the three months ended June 30, 2018 and 2017, respectively, and $30.1 million and $23.5 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was $95.3 million of unrecognized compensation cost related to unvested stock-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.0 years. The unrecognized compensation cost for certain of our PSUs, which are subject to variable accounting, was determined based on our closing common stock price of $246.24 as of June 29, 2018 and amounted to approximately $29.9 million of the total unrecognized compensation cost. Due to the nature of the accounting for these awards, future compensation cost will fluctuate based on changes in our common stock price.

A summary of RSU, PSU and MSU award activity, at target, for the six months ended June 30, 2018, is presented in the table below. For our PSUs and MSUs, shares attained over target upon vesting are reflected as awards granted during the period, while shares canceled due to vesting below target are reflected as awards forfeited during the period.

	RSUs	PSUs	MSUs	Total
Outstanding as of January 1, 2018	274,643	552,618	45,230	872,491
Granted	114,105	255,042	45,075	414,222
Vested	(110,607)	(145,359)	(90,150)	(346,116)
Forfeited	(8,097)	(14,984)	(155)	(23,236)
Outstanding as of June 30, 2018	270,044	647,317	—	917,361

The weighted-average grant-date fair value of all equity awards granted during the six months ended June 30, 2018 was $199.72.

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

8. DEBT

The following table summarizes our outstanding debt obligations and their classification in the accompanying condensed consolidated balance sheets (in millions):

	June 30, 2018	December 31, 2017
Long-term debt, net:
5.25% Senior Notes, due April 1, 2025	$1,200.0	$1,200.0
Revolving Credit Facility	—	—
Debt issuance costs	(16.2)	(17.6)
Total long-term debt, net	$1,183.8	$1,182.4

5.25% Senior Notes due 2025

On March 22, 2017, we completed the offering and sale of 5.25% unsecured senior notes due 2025 in the aggregate principal amount of $1,200.0 million (the “2025 Notes”). The aggregate net proceeds from the issuance of the 2025 Notes were $1,182.2 million, with a portion of the net proceeds from the offering being used to repay the $100.0 million outstanding under our credit agreement dated January 8, 2016 (the "Credit Agreement", discussed further below) and to redeem the full $900.0 million aggregate principal amount of our 5.75% unsecured senior notes (the "2020 Notes") on April 7, 2017 , which is discussed further below. The remaining net proceeds from the offering of the 2025 Notes are being used for general corporate purposes, including organic growth and working capital.

The 2025 Notes are classified as long-term debt in our condensed consolidated balance sheet at June 30, 2018, based on their April 2025 maturity date. Refer to Note 10 - Debt to the consolidated financial statements included in our 2017 Form 10-K for additional information regarding these 2025 Notes, including applicable covenants.

5.75% Senior Notes due 2020

In November 2013, we issued $600.0 million in aggregate principal amount of our 2020 Notes. In June 2015, we issued an additional $300.0 million aggregate principal amount of our 2020 Notes pursuant to a reopening of our existing series of such notes. The offering was completed at an issue price of 104.50%, plus accrued interest.

On April 7, 2017, we redeemed the full $900.0 million in aggregate principal amount outstanding of our 2020 Notes at a redemption price of 102.875% of the principal amount, plus accrued and unpaid interest. Our obligations under the related base indenture and supplemental indenture, each dated as of November 14, 2013, by and among us and The Bank of New York Trust Company, N.A., as trustee, were satisfied and discharged on April 7, 2017. In connection with the redemption of the 2020 Notes, we incurred a one-time loss on extinguishment of debt related to the redemption premium, the write-off of associated deferred financing costs and the write-off of the unamortized portion of associated premiums paid on the 2020 Notes. The loss on extinguishment of debt was reflected in our consolidated statements of comprehensive income upon redemption.

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

Additionally, in March 2017, we repaid the $100.0 million outstanding under our Revolving Credit Facility, and as a result, there were no borrowings outstanding under the Revolving Credit Facility as of June 30, 2018. Refer to Note 10 - Debt to the consolidated financial statements included in our 2017 Form 10-K for additional information regarding the Credit Agreement, including applicable covenants.

See Note 14 - Subsequent Events for information regarding the terms of the Amended and Restated Credit Agreement (as defined herein), which was entered into on July 23, 2018.

As of June 30, 2018, and the date of this filing, we were in compliance with all covenants under the 2025 Notes and the Credit Agreement.

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

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis at June 30, 2018 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset-backed securities	$86.8	$—	$86.8	$—
Corporate debt securities	671.3	—	671.3	—
Municipal securities	209.4	—	209.4	—
Residential mortgage-backed securities	7.6	—	7.6	—
Short-term time deposits	369.2	—	369.2	—
Government and agency obligations	103.5	103.5	—	—
Other securities	67.7	52.8	14.9	—
Total investments	$1,515.5	$156.3	$1,359.2	$—
Restricted cash, cash equivalents and investments:
Cash	$3.1	$3.1	$—	$—
Money market funds	57.8	57.8	—	—
U.S. government securities and other	168.4	168.2	0.2	—
Total restricted cash, cash equivalents and investments	$229.3	$229.1	$0.2	$—

Assets and liabilities measured at fair value on a recurring basis at December 31, 2017 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset-backed securities	$88.7	$—	$88.7	$—
Corporate debt securities	400.1	—	400.1	—
Municipal securities	222.8	—	210.5	12.3
Residential mortgage-backed securities	11.2	—	11.2	—
Short-term time deposits	300.4	—	300.4	—
Government and agency obligations	147.5	147.5	—	—
Other securities	65.0	52.8	12.2	—
Total Investments	$1,235.7	$200.3	$1,023.1	$12.3
Restricted cash, cash equivalents and investments:
Cash	$5.7	$5.7	$—	$—
Money market funds	58.7	58.7	—	—
U.S. government securities and other	146.6	146.4	0.2	—
Total restricted cash, cash equivalents and investments	$211.0	$210.8	$0.2	$—

The following table presents the carrying value and fair value of our long-term debt outstanding as of June 30, 2018 and December 31, 2017:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term debt - June 30, 2018	$1,183.8	$1,197.1	$—	$—
Long-term debt - December 31, 2017	1,182.4	1,274.3	—	—

The fair value of our 2025 Notes were determined based on quoted market prices; therefore, would be classified within Level 1 of the fair value hierarchy. There were no borrowings outstanding under our Revolving Credit Facility as of June 30, 2018 or December 31, 2017.

The following table presents the changes in the fair value of our Level 3 auction rate securities for the three and six months ended June 30, 2018 and 2017.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$12.3	$12.4	$12.3	$12.4
Realized gains (losses) in earnings	(1.2)	—	(1.2)	—
Changes in unrealized gains (losses) in other comprehensive income	1.4	—	1.4
Purchases, sales and redemptions	(12.5)	(0.1)	(12.5)	(0.1)
Net transfers in or (out) of Level 3	—	—	—	—
Balance at end of period	$—	$12.3	$—	$12.3

During the three months ended June 30, 2018, we sold the remaining auction rate securities in our portfolio. The sale resulted in a loss of $1.2 million that was included within investment and other income in the condensed consolidated statements of comprehensive income.

10. MEDICAL BENEFITS PAYABLE

A reconciliation of the beginning and ending balances of medical benefits payable, by segment, is as follows:

	Medicaid Health Plans		Medicare Health Plans		Medicare PDPs		Consolidated
	For the six months ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Beginning balance (1)	$1,373.2	$1,135.8	$722.5	$510.0	$50.6	$44.7	$2,146.3	$1,690.5
Acquisitions	—	—	—	128.1	—	—	—	128.1
Medical benefits incurred related to:
Current year	5,029.5	4,866.4	2,709.5	2,133.2	445.1	517.7	8,184.1	7,517.3
Prior years	(166.5)	(168.9)	(120.5)	(88.1)	(69.1)	(62.7)	(356.1)	(319.7)
Total	4,863.0	4,697.5	2,589.0	2,045.1	376.0	455.0	7,828.0	7,197.6
Medical benefits paid related to:
Current year	(3,906.0)	(3,838.2)	(2,065.8)	(1,682.7)	(414.3)	(483.7)	(6,386.1)	(6,004.6)
Prior years	(834.4)	(725.6)	(438.1)	(300.7)	29.7	19.1	(1,242.8)	(1,007.2)
Total	(4,740.4)	(4,563.8)	(2,503.9)	(1,983.4)	(384.6)	(464.6)	(7,628.9)	(7,011.8)
Ending balance (1)	$1,495.8	$1,269.5	$807.6	$699.8	$42.0	$35.1	$2,345.4	$2,004.4

(1) The Medicaid Health Plans and Consolidated beginning and ending balances for 2018 include a premium deficiency reserve for our Illinois Medicaid program ("Illinois PDR"), which amounted to $37.9 million and $45.6 million at June 30, 2018 and December 31, 2017, respectively. See Note 2 - Summary of Significant Accounting Policies in our 2017 Form 10-K for further discussion.

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

Our consolidated medical benefits payable developed favorably by approximately $356.1 million and $319.7 million for the six months ended June 30, 2018 and 2017, respectively. The release of the provision for moderately adverse conditions included in our prior year estimates was substantially offset by the provision for moderately adverse conditions established for claims incurred in the current year. Accordingly, the favorable development in our estimate of medical benefits payable related to claims incurred in prior years does not directly correspond to a decrease in medical benefits expense recognized during the period in which the favorable development is recognized.

Excluding the prior year development related to the release of the provision for moderately adverse conditions, our estimates of consolidated medical benefits payable developed favorably by approximately $173.4 million and $178.8 million for the six months ended June 30, 2018 and 2017, respectively. Such amounts are net of the development relating to refunds due to government customers with minimum loss ratio provisions. The net favorable development recognized in both 2018 and 2017 was primarily in our Medicaid Health Plans segment and, to the lesser extent, in our Medicare Health Plans segment. The net favorable development resulted primarily due to a number of operational and clinical initiatives planned and executed, throughout both 2016 and 2017, that contributed to lower than expected pharmacy and medical trends, and actual claim submission time being faster than we originally assumed (i.e., our completion factors were higher than we originally assumed) in establishing our medical benefits payable in the prior years. This development does not directly correspond to an increase in our current year operating results as these reductions were offset by estimated current period medical benefits expense when we established our estimate of the current year medical benefits payable. Both completion factor and medical trend assumptions are influenced by utilization levels, unit costs, mix of business, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, our ability and practices to manage medical and pharmaceutical costs, claim submission patterns and operational changes resulting from business combinations, among others. Our actual costs were ultimately less than expected.

Our Universal American acquisition in April 2017 resulted in an increase to medical benefits payable as of the Effective Date. See Note 2- Acquisitions, for additional information on the Universal American acquisition.

11. INCOME TAXES

Our effective income tax rate on pre-tax income was 34.1% and 34.8% for the three and six months ended June 30, 2018, respectively, compared with 35.4% and 35.1% for the three and six months ended June 30, 2017, respectively. The decline in our effective rate was primarily driven by the federal income tax rate decrease resulting from the enactment of the Tax Cuts and Jobs Act of 2017 (“TCJA”) (discussed in Note 14 - Income Taxes to the consolidated financial statements in the 2017 Form 10-K). This decrease was partially offset by the expiration of the 2017 ACA industry fee moratorium and reestablishment of the ACA industry fee for 2018, which is nondeductible for tax purposes. There were no significant changes to unrecognized tax benefits for the three and six months ended June 30, 2018. Our unrecognized tax benefits are not expected to change significantly during the next 12 months.

The TCJA was enacted on December 22, 2017. The TCJA, in part, reduced the U.S. federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018. Staff Accounting Bulletin No. 118 allows filers one year subsequent to the end of the tax year to finalize the valuation of deferred tax assets and liabilities. At June 30, 2018, we had not completed our accounting for the tax effects resulting from enactment of TCJA with respect to valuation of our deferred tax assets and liabilities. However, our income taxes for the three months ended June 30, 2018 include $1.3 million of discrete tax benefit associated primarily with deferred tax assets acquired in the Universal American transaction. We will continue to make and refine our calculations as additional analysis is completed.

12. DISCONTINUED OPERATIONS

On August 3, 2016, our subsidiary, Universal American, completed the sale of its Traditional Insurance business prior to our acquisition of Universal American. This was accomplished by selling two life insurance subsidiaries, while retaining ownership of a third life insurance subsidiary, American Progressive Life & Health Insurance of New York ("Progressive"). The sale of the Traditional Insurance business underwritten by Progressive was accomplished through a 100% quota-share reinsurance treaty with a wholly-owned subsidiary of Nassau Re, that, when considered in combination with other reinsurance transactions previously entered into, resulted in the reinsurance of all of the Traditional Insurance policies that were underwritten by Progressive. Accordingly, the discontinued Traditional Insurance business did not materially affect our condensed consolidated statements of comprehensive income for any of the periods presented.

In accordance with ASC 360-10, Property, Plant and Equipment and ASC 205-20, Presentation of Financial Statements—Discontinued Operations, the Traditional Insurance business has been reported in discontinued operations in this Form 10-Q.

The following table summarizes the total assets and liabilities of our discontinued operations:

	June 30, 2018	December 31, 2017
	(in millions)
Assets
Cash and cash equivalents	$0.4	$1.3
Investments	44.4	46.5
Reinsurance recoverables	167.8	166.9
Other assets	0.5	0.5
Total Assets	$213.1	$215.2

Liabilities
Reserves and other policy liabilities	$150.3	$148.6
Other liabilities	62.8	66.6
Total liabilities	213.1	215.2

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

We have also previously advanced legal fees and related expenses to these five individuals regarding: a dispute in Delaware Chancery Court related to whether we were legally obligated to advance fees or indemnify certain of these individuals; the class actions titled Eastwood Enterprises, L.L.C. v. Farha, et al. and Hutton v. WellCare Health Plans, Inc. et al. filed in federal court; six stockholder derivative actions filed in federal and state courts between October 2007 and January 2008; an investigation by the United States Securities & Exchange Commission (the "Commission"); an action by the Commission filed in January 2012 against three of the five individuals, Messrs. Farha, Behrens and Bereday, and a qui tam action against Messrs. Farha, Behrens and Bereday in federal court. We settled the class actions in May 2011. In 2010, we settled the stockholder derivative actions and we were realigned as the plaintiff to pursue our claims against Messrs. Farha, Behrens and Bereday. Pursuant to the settlement agreements described below, Messrs. Farha, Behrens and Bereday were dismissed from the federal court and state derivative actions. Pursuant to the settlement agreement with Mr. Bereday described below, Mr. Bereday was dismissed from the fee advancement case in Delaware Chancery Court. The Commission action was closed in May 2018. The qui tam action is currently stayed and the stay is subject to being lifted at any time.

In April 2017, the Commission and Mr. Farha entered into a consent judgment to pay $12.5 million to the Commission and $7.5 million to us. In April 2017, the Commission and Mr. Behrens also entered into a consent judgment to pay $4.5 million to the Commission and $1.5 million to us. In May 2018, the Commission and Mr. Bereday entered into a consent judgment to pay $4.5 million to the Commission and the case was closed.
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

In connection with these matters, we have advanced to the five individuals cumulative legal fees and related expenses of approximately $236.9 million from the inception of the investigations through June 30, 2018. We incurred $0.2 million and $0.7 million of these fees and related expenses during the three and six months ended June 30, 2018, respectively, compared with $3.0 million and $5.5 million, respectively, for the same periods in and 2017. These fees are not inclusive of the amounts recovered from Mr. Farha and Mr. Behrens discussed above. We expense these costs as incurred and classify the costs as selling, general and administrative expense incurred in connection with the investigations and related matters.

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

14. SUBSEQUENT EVENTS

We have evaluated subsequent events through the date these financial statements were issued. We determined there were no events, other than described below, that required disclosure or recognition in these financial statements.
Amended and Restated Credit Agreement
On July 23, 2018, we entered into an amended and restated Credit Agreement (the “Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. The Amended and Restated Credit Agreement, among other things, modified the terms of the Credit Agreement to (i) increase the total commitment under the Revolving Credit Facility from $1.0 billion to $1.3 billion, (ii) extend the maturity date of loans made under the Revolving Credit Facility from January 2021 to July 2023 and (iii) decrease the applicable margins for borrowings under the Revolving Credit Facility to a range of (A) 0.375% to 1.00% per annum for ABR Loans (as defined in the Amended and Restated Credit Agreement) and (B) 1.375% to 2.00% per annum for Eurodollar Loans (as defined in the Amended and Restated Credit Agreement), in each case depending on our ratio of total debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"), as calculated in accordance with the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement also includes an accordion feature which allows us to increase the total commitments under the Revolving Credit Facility by up to an additional $500.0 million, subject to certain conditions.
Unutilized commitments under the Amended and Restated Credit Agreement are subject to a fee of 0.20% to 0.30% depending upon our ratio of total debt to consolidated EBITDA, as calculated in accordance with the Amended and Restated Credit Agreement.
The Amended and Restated Credit Agreement includes negative and financial covenants that limit certain of our activities, including (i) restrictions on our ability to incur additional indebtedness; and (ii) financial covenants that require (a) the ratio of total debt to consolidated EBITDA not to exceed a maximum and (b) a minimum interest expense and principal payment coverage ratio.
The Amended and Restated Credit Agreement also contains customary representations and warranties that must be accurate in order for us to borrow under the Revolving Credit Facility. In addition, the Amended and Restated Credit Agreement contains customary events of default. If an event of default occurs and is continuing, we may be required immediately to repay all amounts outstanding under the Amended and Restated Credit Agreement. Lenders holding greater than 50% of the loans and commitments under the Amended and Restated Credit Agreement may elect to accelerate the maturity of the loans.
We expect to use the proceeds of the Revolving Credit Facility for general corporate purposes, including the pending acquisition of Meridian. As of July 31, 2018, no borrowings were outstanding under the Amended and Restated Credit Agreement.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Form 10-Q for the quarterly period ended June 30, 2018 ("2018 Form 10-Q"), which are not historical fact may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Such statements, which may address, among other things, our financial outlook, the timing of the launch of new programs, pending new Medicaid contracts, the appropriation and payment to us by state governments of Medicaid premiums receivable, and the timing, closing, manner of payment and financial effect of pending acquisitions, including our acquisition of Meridian (as defined herein), rate changes, market acceptance of our products and services, our ability to finance growth opportunities, our ability to respond to changes in laws and government regulations, including any repeal, replacement or modification of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA"), implementation of our growth strategies, projected capital expenditures, liquidity and the availability of additional funding sources may be found in this Item of this 2018 Form 10-Q and elsewhere in this report generally. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "targets," "predicts," "potential," "continues" or the negative of such terms or other comparable terminology. Forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. Please refer to the Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December

31, 2017 ("2017 Form 10-K") and in Part II, Item 1A of this 2018 Form 10-Q. These forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, as they are based on management's expectations and beliefs about future events and circumstances. Given the risks and uncertainties inherent in forward-looking statements, any of our forward-looking statements could be incorrect and investors are cautioned not to place undue reliance on any of our forward-looking statements. Subsequent events and developments may cause actual results to differ, perhaps materially, from our forward-looking statements. We undertake no duty and expressly disclaim any obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Our actual results may differ materially from those indicated by forward-looking statements as a result of various important factors, including the expiration, cancellation, delay, suspension or amendment of our state and federal contracts. In addition, our results of operations and estimates of future earnings depend, in large part, on accurately estimating and effectively managing health care benefits and other operating expenses. A variety of factors may affect our premium revenue, medical expenses, profitability, cash flows and liquidity, including the outcome of any protests and litigation related to Medicaid awards, our ability to meet the requirements of readiness reviews, competition, changes in health care practices, changes in the demographics of our members, higher than expected utilization of health care services by our members, changes in federal or state laws and regulations or their interpretations, inflation, provider contract changes, changes in or suspensions or terminations of our contracts with government agencies, new technologies, such as new, expensive medications, potential reductions in Medicaid and Medicare revenue, the appropriation and payment to us by state governments of Medicaid premiums receivable, our ability to negotiate actuarially sound rates, especially in new programs with limited experience, government-imposed surcharges, taxes or assessments, changes to how provider payments are made by governmental payors, the ability of state customers to launch new programs on their announced timelines, or at all, the timing of the approval by the Centers for Medicare & Medicaid Services ("CMS") of Medicaid contracts, or changes to the contracts or rates required to obtain CMS approval, major epidemics, disasters and numerous other factors affecting the delivery and cost of health care, such as major health care providers' inability to maintain their operations and our ability to implement health care value-added programs and our ability to control our medical costs and other operating expenses, including through our vendors. Governmental action or inaction could result in premium revenues not increasing to offset any increase in medical costs, the annual premium-based health insurance industry assessment (the "ACA industry fee") or other operating expenses. Once set, premiums are generally fixed for one-year periods and, accordingly, costs that exceed our estimates or our regulators' actuarial pricing assumptions during such periods generally may not be able to be recovered through higher premiums or rate adjustments. Furthermore, if we are unable to estimate accurately incurred but not reported medical costs in the current period, our future profitability may be adversely affected. Due to these factors and risks, we cannot provide any assurance regarding our future premium levels or our ability to control our future medical costs.

In addition, the risks and uncertainties include, but are not limited to, our progress on top priorities such as integrating care management, advocating for our members, building advanced relationships with providers and government partners, delivering prudent, profitable growth, our ability to effectively estimate and manage growth, the ability to complete the Meridian Acquisition (as defined herein) in a timely manner or at all (which may adversely affect our business and the price of our common stock), the failure to satisfy the conditions to the consummation of the acquisition (including the receipt of certain governmental and regulatory approvals), any requirements that may be imposed by governmental or regulatory authorities as a condition to approving the acquisition, adjustments to the purchase price, the ability to achieve expected synergies related to our acquisition of Meridian within the expected time frames or at all, the ability to achieve accretion to earnings, revenues or other benefits expected in connection with our acquisition of Meridian, disruption to business relationships, operating results and the business generally of WellCare and/or Meridian and the ability to retain Meridian employees, the availability of debt and equity financing, our ability to address operational challenges relating to the integration of Meridian with our existing business, our ability to effectively identify, execute and integrate other acquisitions, and the performance of our acquisitions once acquired. Due to these factors and risks, we may be required to write down or take impairment charges of assets associated with acquisitions. Furthermore, at both the federal and state government levels, legislative and regulatory proposals have been made related to, or potentially affecting, the health care industry, including but not limited to, repeal, replacement or modification of the ACA, reform of the Medicaid and Medicare programs, limitations on managed care organizations, changes to membership eligibility, and benefit mandates. Any such legislative or regulatory action could have the effect of reducing the premiums paid to us by governmental programs, increasing our medical and administrative costs or requiring us to materially alter the manner in which we operate. We are unable to predict the specific content of any future legislation, action or regulation that may be enacted or when any such future legislation or regulation will be adopted. Therefore, we cannot predict accurately the effect or ramifications of such future legislation, action or regulation on our business, financial condition, results of operations, and/or cash flows.

OVERVIEW

Introduction

WellCare Health Plans, Inc. (the "Company," "we," "us," or "our") focuses exclusively on government-sponsored managed care services, primarily through Medicaid, Medicare Advantage ("MA") and Medicare Prescription Drug Plans ("PDP") to families, children, seniors and individuals with complex medical needs. As of June 30, 2018, we served approximately 4.4 million members. As of June 30, 2018, we operated Medicaid health plans, including states where we receive Medicaid premium revenues associated with dually eligible special needs plans, in Arizona, Florida, Georgia, Hawaii, Illinois, Kentucky, Missouri, Nebraska, New Jersey, New York, South Carolina and Texas.

As of June 30, 2018, we also operated MA coordinated care plans ("CCPs") in Arizona, Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Maine, Mississippi, New Jersey, New York, North Carolina, South Carolina, Tennessee and Texas, as well as stand-alone Medicare prescription drug plans ("PDP") in 50 states and the District of Columbia.

Summary of Consolidated Financial Results

Summarized below are the key highlights for the three and six months ended June 30, 2018. For additional information, refer to "Results of Operations" below, which discusses both consolidated and segment results.

▪
Membership at June 30, 2018 decreased by 44,000, or 1.0%, compared with June 30, 2017. The decrease was primarily driven by lower membership in our Georgia Medicaid health plan due to the introduction of a fourth managed care organization in the State, effective July 1, 2017, as well as decreased membership in our PDP segment resulting from our 2018 bid positioning. The decline was partially offset by organic membership growth in our Medicare segment resulting from our 2018 bid position and additional Medicaid members in our Illinois Medicaid health plan as a result of a new contract with the Illinois Department of Health Care and Family Services ("HFS") to administer the Health Choice Illinois Medicaid managed care program statewide, effective January 1, 2018.

▪
Premiums increased 7.4% and 12.1% for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017, reflecting the acquisition of Universal American in April 2017, the expiration of the 2017 ACA industry fee moratorium (discussed in Key Development and Accomplishments below), which reestablished the associated Medicaid ACA industry fee reimbursements from our state government partners for 2018, and our participation in the Missouri Medicaid program expansion, effective May 1, 2017. The increase was also attributable to the assignment of additional members in our Illinois Medicaid health plan, net premium rate increases in certain of our Medicaid markets and organic growth in our Medicare Health Plans segment. These increases were partially offset by the previously discussed membership declines.

▪
Net Income increased $77.5 million and $111.9 million for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017, primarily driven by the $26.1 million loss on extinguishment of debt, on April 7, 2017, higher one-time transaction and integration costs in 2017, and continued improvement in operational execution across all three of our segments. The increase is also attributed to the effect of the Tax Cuts and Jobs Act of 2017 ("TCJA"), which reduced the U.S. federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018 (discussed in Note 11 - Income Taxes to the condensed consolidated financial statements of this 2018 Form 10-Q). These increases were partially offset by the expiration of the 2017 ACA industry fee moratorium and reestablishment of the ACA industry fee for 2018, which is nondeductible for tax purposes.

Key Developments and Accomplishments

Presented below are key developments and accomplishments relating to progress on our business strategy that have affected, or are expected to affect, our results:

•
In July 2018, we received a Notice of Intent to Award a contract from the Florida Department of Health to provide statewide-managed care services to more than 60,000 children with medically complex conditions through the Children's Medical Services Managed Care Plan ("CMS Plan"). Under the proposed five-year contract award expected to begin on January 1, 2019, our Florida subsidiary, Staywell, will be the sole contractor for the CMS Plan. Additionally, in April 2018, we received a Notice of Agency Decision from the Florida Agency for Health Care Administration (“AHCA”) that it intends to award our subsidiary, Staywell, a new five-year contract to provide managed care services to Medicaid-eligible beneficiaries, including Managed Medical Assistance and Long-Term Care beneficiaries in 10 of 11 regions. As part of the Medicaid Managed Care program, we expect to provide statewide managed care services to beneficiaries in the Serious Mental Illness Specialty Plan, which currently has more than 75,000 beneficiaries statewide. The new statewide Medicaid Managed Care program is expected to begin no earlier than October 1, 2018. These contract awards are subject to the outcome of a protest and appeal process.

•
In May 2018, we announced that we entered into a definitive agreement to acquire Meridian Health Plan of Michigan, Inc., Meridian Health Plan of Illinois, Inc. and MeridianRx, a pharmacy benefit manager ("PBM") (collectively "Meridian"), for approximately $2.5 billion in cash (the "Meridian Acquisition"). The transaction is expected to close in the next few months, subject to customary closing conditions, including regulatory approvals. As a result of this transaction, we will diversify our Medicaid portfolio through the addition of Michigan, where Meridian has the leading market position and industry-leading quality; deepen our Medicaid presence in Illinois; and acquire an integrated PBM platform. Meridian serves approximately 1.1 million Medicaid, MA, integrated dual-eligible and Health Insurance Marketplace members as of May 1, 2018 in Michigan, Illinois, Indiana and Ohio. We expect to fund the Meridian Acquisition through a combination of cash on hand, our undrawn $1.3 billion revolving credit facility, and, subject to market conditions, new debt of $600.0 million to $1.0 billion and new equity of $800 million to $1.2 billion. The transaction is not contingent upon financing, and WellCare has secured $2.5 billion in committed bridge financing.

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

•
Effective January 1, 2017, the Consolidated Appropriations Act, 2016 provided for a one-year moratorium on the ACA industry fee, which also eliminated the associated Medicaid ACA industry fee reimbursements from our state government partners. This 2017 moratorium expired effective January 1, 2018. Accordingly, we incurred $79.0 million and $160.5 million of ACA industry fee expense for the three and six months ended June 30, 2018, respectively, compared with no expense for the same periods in 2017. Additionally, we recognized $62.8 million and $127.5 million in Medicaid ACA industry fee reimbursement revenue during the three and six months ended June 30, 2018, respectively, compared with no reimbursement recognized for the same periods in 2017.

RESULTS OF OPERATIONS

Condensed Consolidated Financial Results

The following tables set forth condensed consolidated statements of operations data, as well as other key data used in our results of operations discussion for the three and six months ended June 30, 2018, compared with the same periods in 2017.

	For the Three Months Ended June 30,		Percentage	For the Six Months Ended June 30,		Percentage
	2018	2017	Change	2018	2017	Change
Revenues:	(Dollars in millions)			(Dollars in millions)
Premium	$4,612.6	$4,293.6	7.4%	$9,238.9	$8,240.6	12.1%
Investment and other income	26.4	11.4	131.6%	46.3	18.6	148.9%
Total revenues	4,639.0	4,305.0	7.8%	9,285.2	8,259.2	12.4%

Expenses:
Medical benefits	3,866.0	3,719.0	4.0%	7,828.0	7,197.6	8.8%
Selling, general and administrative	377.9	365.5	3.4%	733.8	667.9	9.9%
ACA industry fee	79.0	—	—%	160.5	—	—%
Medicaid premium taxes	30.6	31.2	(1.9)%	62.7	61.1	2.6%
Depreciation and amortization	34.5	29.3	17.7%	70.9	53.2	33.3%
Interest	17.1	18.1	(5.5)%	34.2	34.3	(0.3)%
Total expenses	4,405.1	4,163.1	5.8%	8,890.1	8,014.1	10.9%
Income from operations	233.9	141.9	64.8%	395.1	245.1	61.2%
Loss on extinguishment of debt	—	26.1	—%	—	26.1	—%
Income before income taxes and equity in losses of unconsolidated subsidiaries	233.9	115.8	102.0%	395.1	219.0	80.4%
Equity in losses of unconsolidated subsidiaries	(4.0)	(1.1)	263.6%	(6.7)	(1.1)	509.1%
Income before income taxes	229.9	114.7	100.4%	388.4	217.9	78.2%
Income tax expense	78.3	40.6	92.9%	135.1	76.5	76.6%
Net income	$151.6	$74.1	104.6%	$253.3	$141.4	79.1%
Effective tax rate	34.1%	35.4%	(1.3)%	34.8%	35.1%	(0.3)%

Membership

In the following tables, we have summarized membership for our business segments in each state that exceeded 5% of our total membership, as well as all other states in the aggregate, as of June 30, 2018 and 2017, respectively.

	June 30, 2018
State	Medicaid Health Plans(1)	Medicare Health Plans(1)	Medicare PDPs	Total Membership	Percentage of Total
Florida	737,000	96,000	29,000	862,000	19.7%
Georgia	515,000	50,000	16,000	581,000	13.3%
Kentucky	455,000	13,000	22,000	490,000	11.2%
Missouri	279,000	—	16,000	295,000	6.7%
New York	150,000	89,000	52,000	291,000	6.6%
Illinois	254,000	16,000	34,000	304,000	6.9%
Other states	428,000	246,000	887,000	1,561,000	35.6%
Total	2,818,000	510,000	1,056,000	4,384,000	100.0%

	June 30, 2017
State	Medicaid Health Plans(1)	Medicare Health Plans(1)	Medicare PDPs	Total Membership	Percentage of Total
Florida	768,000	100,000	30,000	898,000	20.3%
Georgia	577,000	45,000	20,000	642,000	14.5%
Kentucky	446,000	9,000	23,000	478,000	10.8%
Missouri	298,000	—	16,000	314,000	7.1%
New York	143,000	88,000	57,000	288,000	6.5%
Illinois	145,000	17,000	34,000	196,000	4.4%
Other states	451,000	225,000	936,000	1,612,000	36.4%
Total	2,828,000	484,000	1,116,000	4,428,000	100.0%

(1) Medicaid Health Plans and Medicare Health Plans membership includes members who are dually-eligible and participate in both our Medicaid and Medicare programs. The dually-eligible membership was 55,000 and 51,000 of our Medicaid and Medicare membership as of June 30, 2018 and 2017, respectively.

As of June 30, 2018, membership decreased approximately 44,000 members, or 1.0%, compared with June 30, 2017. Membership discussion by segment follows:

•
Medicaid Health Plans. Membership slightly decreased by 10,000 or 0.4% year-over-year, remaining consistent at 2.8 million members as of June 30, 2018. The decrease was primarily driven by lower membership in our Georgia health plan due to the introduction of a fourth managed care organization in the State, effective July 1, 2017, and net eligibility decreases in certain of our Medicaid markets. The decline was partially offset by organic membership growth primarily in our Illinois Medicaid health plan as a result of a new contract with HFS to administer the Health Choice Illinois Medicaid managed care program statewide, effective January 1, 2018.

•	Medicare Health Plans. Membership as of June 30, 2018 increased by 26,000 year-over-year, or 5.4%, to 510,000 members. The increase primarily reflects our 2018 bid positioning and organic growth.

•
Medicare PDPs. Membership as of June 30, 2018 decreased 60,000 year-over-year, or 5.4%, to 1.1 million members. The decrease was primarily the result of our 2018 bid positioning. Our 2018 PDP bids resulted in one of our basic plans being below CMS benchmarks in 25 of the 34 CMS regions, and within the de minimis range in five other regions, compared with our 2017 bids, in which we were below the benchmarks in 30 of the 34 CMS regions, and within the de minimis range in three other regions.

Premium Revenue

Premium revenue increased by approximately $319.0 million, or 7.4%, and $998.3 million, or 12.1%, for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017. The increase reflects the acquisition of Universal American in April 2017, the expiration of the 2017 ACA industry fee moratorium, which reestablished the associated Medicaid ACA industry fee reimbursements from our state government partners for 2018, and our participation in the Missouri Medicaid program expansion, effective May 1, 2017. The increase was also attributable to the assignment of additional members in our Illinois Medicaid health plan, net premium rate increases in certain of our Medicaid markets and organic growth in our Medicare Health Plans segment. These increases were partially offset by the previously discussed membership declines.

Medical Benefits Expense

Medical benefits expense increased by approximately $147.0 million and $630.4 million for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017. The increase was primarily driven by the previously noted 2017 acquisition of Universal American and our participation in the Missouri Medicaid program expansion. The increases were partially offset by the favorable result of continued performance in clinical and pharmacy execution and the previously discussed overall decline in membership.

Selling, General and Administrative ("SG&A") Expense

SG&A expense under GAAP includes aggregate costs related to previously disclosed government investigations and related litigation and resolution costs ("investigation costs"). Refer to Note 13 - Commitments and Contingencies within the condensed consolidated financial statements included in this 2018 Form 10-Q for additional discussion of these investigation costs. For the three and six months ended June 30, 2018 and 2017, SG&A expense also included certain costs associated with our 2017 acquisition of Universal American and the pending Meridian Acquisition ("transaction and integration costs"). These costs include severance payments, advisory, legal and other professional fees that are reflected in SG&A expense in our condensed consolidated statements of comprehensive income. Although the above items may recur, we believe that by providing non-GAAP measurements exclusive of these items, we facilitate period-over-period comparisons and provide additional clarity about events and trends affecting our core operating performance, as well as providing comparability to competitor results. The investigation costs are related to a discrete incident, which we do not expect to re-occur. The transaction and integration costs are related to specific 2017 and 2018 events, which do not reflect the underlying ongoing performance of our business. The non-GAAP financial measures should be considered in addition to, but not as a substitute for, or superior to, financial measures prepared in accordance with GAAP. Below is a reconciliation of these non-GAAP measures with the most directly comparable financial measure calculated in accordance with GAAP.

The reconciliation of SG&A expense, including and excluding such costs, is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
SG&A expense (GAAP)	$377.9	$365.5	$733.8	$667.9
Adjustments:
Investigation costs	(0.1)	(3.2)	(0.2)	(6.3)
Transaction and integration costs	(9.7)	(25.6)	(12.4)	(26.7)
Adjusted SG&A expense (non-GAAP)	$368.1	$336.7	$721.2	$634.9
SG&A ratio (GAAP) (1)	8.2%	8.5%	7.9%	8.1%
Adjusted SG&A ratio (non-GAAP) (2)	8.1%	7.9%	8.0%	7.8%

(1) SG&A expense, as a percentage of total premium revenue.
(2) Adjusted SG&A expense, as a percentage of total premium revenue, excluding Medicaid premium taxes reimbursement and Medicaid ACA industry fee reimbursements.

Our SG&A expense for the three and six months ended June 30, 2018, increased approximately $12.4 million and $65.9 million, respectively, compared with the same periods in 2017. The increases were primarily the result of staffing and infrastructure costs to support organic growth, our 2017 acquisition of Universal American, variable short-term and long-term management incentive compensation and initial transaction costs related to the pending Meridian Acquisition, including advisory, legal and other professional fees. Our SG&A ratio for both the three and six months ended June 30, 2018 decreased compared with the same periods in 2017 primarily reflecting the expiration of the 2017 ACA industry fee moratorium which reestablished the associated Medicaid ACA industry fee reimbursements from our state government partners for 2018.

Our Adjusted SG&A expense for the three and six months ended June 30, 2018, increased approximately $31.4 million and $86.3 million, respectively, compared with the same periods in 2017. Additionally, our Adjusted SG&A ratio increased by 20 basis points for both the three and six months ended June 30, 2018, compared with the same periods in 2017. These increases were primarily the result of staffing and infrastructure costs to support organic growth, our 2017 acquisition of Universal American and variable short-term and long-term management incentive compensation.

Equity in Earnings (Losses) of Unconsolidated Subsidiaries

As discussed in Note 1 - Organization, Basis of Presentation and Significant Accounting Policies to the condensed consolidated financial statements in this 2018 Form 10-Q, we work with physicians and other health care professionals to operate Accountable Care Organizations (“ACOs”) under the Medicare Shared Saving Program ("MSSP") and Next Generation ACO Models. We account for our participation in the ACOs using the equity method. Gains and losses are reported as equity in earnings (losses) of unconsolidated subsidiaries in our condensed consolidated statements of comprehensive income. We acquired our participation in ACOs as part of our acquisition of Universal American, effective April 28, 2017. We recorded a loss of $4.0 million and $6.7 million for the three and six months ended June 30, 2018, respectively, compared with a loss of $1.1 million for both the three and six months ended June 30, 2018, respectively.

Income Tax Expense

Our effective income tax rates were 34.1% and 34.8% for the three and six months ended June 30, 2018, respectively, compared with 35.4% and 35.1% for the same periods in 2017, respectively. The decreases in our effective rates were primarily driven by the federal income tax rate decrease associated with the TCJA. The decrease in our effective rate was partially offset by the nondeductible ACA industry fee incurred in 2018 as a result of the expiration of the 2017 ACA industry fee moratorium.

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

Reconciling Segment Results

The following table reconciles our reportable segment results to income from operations, as reported in accordance with GAAP.

	For the Three Months Ended June 30,		Percentage	For the Six Months Ended June 30,		Percentage
	2018	2017	Change	2018	2017	Change
	(Dollars in millions)			(Dollars in millions)
Gross Margin
Medicaid Health Plans	$379.8	$364.5	4.2%	$716.0	$638.1	12.2%
Medicare Health Plans	237.8	179.7	32.3%	459.6	366.2	25.5%
Medicare PDPs	50.0	30.4	64.5%	74.8	38.7	93.3%
Total gross margin	667.6	574.6	16.2%	1,250.4	1,043.0	19.9%
Investment and other income	26.4	11.4	131.6%	46.3	18.6	148.9%
Other expenses (1)	(460.1)	(444.1)	3.6%	(901.6)	(816.5)	10.4%
Income from operations	$233.9	$141.9	64.8%	$395.1	$245.1	61.2%

(1)	Other expenses include SG&A expenses, Medicaid premium taxes, depreciation and amortization and interest.

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

Medicaid Health Plans Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicaid Health Plans segment for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		Percentage	For the Six Months Ended June 30,		Percentage
	2018	2017	Change	2018	2017	Change
	(Dollars in millions)			(Dollars in millions)
Premium revenue (1)	$2,772.8	$2,720.2	1.9%	$5,485.9	$5,274.5	4.0%
Medicaid premium taxes (1)	30.6	31.2	(1.9)%	62.7	61.1	2.6%
Medicaid ACA industry fee reimbursement (1)	62.8	—	—%	127.5	—	—%
Total premiums	2,866.2	2,751.4	4.2%	5,676.1	5,335.6	6.4%
Medical benefits expense	2,438.6	2,386.9	2.2%	4,863.0	4,697.5	3.5%
ACA industry fee	47.8	—	—%	97.1	—	—%
Gross margin	$379.8	$364.5	4.2%	$716.0	$638.1	12.2%

Medicaid Health Plans MBR (1)	85.1%	86.8%	(1.7)%	85.7%	88.0%	(2.3)%
Effect of:
Medicaid premium taxes	0.9%	0.9%		0.9%	1.1%
Medicaid ACA industry fee reimbursement	2.0%	—%		2.0%	—%
Medicaid Health Plans Adjusted MBR (1)	88.0%	87.7%	0.3%	88.6%	89.1%	(0.5)%

Medicaid membership at end of period:	2,818,000	2,828,000	(0.4)%

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

Medicaid total premiums increased $114.8 million, or 4.2%, and $340.5 million, or 6.4%, for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017, primarily driven by the expiration of the 2017 ACA industry fee moratorium, which reestablished the associated Medicaid ACA industry fee reimbursements from our state government partners in 2018, net premium rate increases in certain of our Medicaid markets, and the assignment of additional members in our Illinois Medicaid health plan. The increases were offset by the previously discussed lower membership in our Georgia health plan due to the introduction of a fourth managed care organization in the State, effective July 1, 2017, and eligibility decreases in certain of our Medicaid markets. Additional increases for the six months ended June 30, 2018, compared with the same period in 2017, were the result of our previously discussed Missouri Medicaid program expansion and our 2017 acquisition of PHP.

Excluding Medicaid premium taxes and the Medicaid ACA industry fee reimbursements, Medicaid premium revenue for the three and six months ended June 30, 2018 increased $52.6 million, or 1.9%, and $211.4 million, or 4.0%, respectively, compared with the same periods in 2017, primarily driven by net premium rate increases in certain of our existing Medicaid markets and the assignment of additional members in our Illinois Medicaid health plan. The increases were partially offset by the previously discussed lower membership in our Georgia health plan due to the introduction of a fourth managed care organization in the State, effective July 1, 2017, and eligibility decreases in certain of our Medicaid markets. Additional increases for the six months ended June 30, 2018, compared with the same period in 2017, were the result of our previously discussed Missouri Medicaid program expansion and our 2017 acquisition of PHP.

Medical benefits expense for the three and six months ended June 30, 2018 increased $51.7 million, or 2.2%, and $165.5 million, or 3.5%, respectively, compared with the same periods in 2017, primarily resulting from organic growth related to our participation in the Missouri statewide expansion, the new members in our Illinois Medicaid health plan, effective January 1, 2018, and our previously discussed membership acquisition of PHP. The increases for both the three and six months ended June 30, 2018, compared with the same periods in 2017, were partially offset by the previously discussed lower membership in our Georgia health plan, eligibility decreases in certain of our Medicaid markets and the favorable result of continued performance in clinical and pharmacy execution.

Our Medicaid Health Plans segment MBR decreased 170 and 230 basis points, respectively, for the three and six months ended June 30, 2018, compared with the same periods in 2017. The decreases are primarily a result of the expiration of the 2017 ACA industry fee moratorium, which reestablished the associated Medicaid ACA industry fee reimbursements from our state government partners for 2018, net premium rate increases in certain of our Medicaid markets and the favorable result of continued performance in clinical and pharmacy execution.

Excluding the effect of Medicaid premium taxes and Medicaid ACA industry fee reimbursements, our Medicaid Health Plans Adjusted MBR for the three months ended June 30, 2018 increased modestly compared with the same period in 2017. Excluding the effect of Medicaid premium taxes and Medicaid ACA industry fee reimbursements, our Medicaid Health Plans Adjusted MBR decreased 50 basis points for the six months ended June 30, 2018, compared with the same period in 2017. The decrease primarily resulted from net premium rate increases in certain of our Medicaid markets and the favorable result of continued performance in clinical and pharmacy execution.

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

Medicare Health Plans Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare Health Plans segment for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		Percentage	For the Six Months Ended June 30,		Percentage
	2018	2017	Change	2018	2017	Change
Medicare Health Plans:	(Dollars in millions)			(Dollars in millions)
Premium revenue	$1,546.4	$1,316.6	17.5%	$3,102.9	$2,411.3	28.7%
Medical benefits expense	1,281.9	1,136.9	12.8%	2,589.0	2,045.1	26.6%
ACA industry fee	26.7	—	—%	54.3	—	—%
Gross margin	$237.8	$179.7	32.3%	$459.6	$366.2	25.5%
MBR	82.9%	86.4%	(3.5)%	83.4%	84.8%	(1.4)%
Membership	510,000	484,000	5.4%

Medicare Health Plans premium revenue for the three and six months ended June 30, 2018 increased $229.8 million, or 17.5%, and $691.6 million, or 28.7%, respectively, compared with the same periods in 2017, primarily driven by our acquisition of Universal American, effective April 28, 2017, our 2018 bid strategy, and organic growth.

Medical benefits expense for the three and six months ended June 30, 2018 increased $145.0 million, or 12.8%, and $543.9 million, or 26.6%, respectively, compared with the same periods in 2017, primarily driven by our acquisition of Universal American. The Medicare Health Plans segment MBR decreased by 350 and 140 basis points for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017. The decreases primarily resulted from our 2018 bid positioning and the favorable result of continued performance in clinical and pharmacy execution.

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

Medicare PDPs Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare PDPs segment for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		Percentage	For the Six Months Ended June 30,		Percentage
	2018	2017	Change	2018	2017	Change
Medicare PDPs:	(Dollars in millions)			(Dollars in millions)
Premium revenue	$200.0	$225.6	(11.3)%	$459.9	$493.7	(6.8)%
Medical benefits expense	145.5	195.2	(25.5)%	376.0	455.0	(17.4)%
ACA industry fee	4.5	—	—%	9.1	—	—%
Gross margin	$50.0	$30.4	64.5%	$74.8	$38.7	93.3%
MBR	72.7%	86.5%	(13.8)%	81.8%	92.2%	(10.4)%
Membership	1,056,000	1,116,000	(5.4)%

Medicare PDPs premium revenue for the three and six months ended June 30, 2018 decreased $25.6 million, or 11.3%, and $33.8 million, or 6.8%, respectively, compared with the same periods in 2017. Medical benefits expense decreased $49.7 million, or 25.5%, and $79.0 million, or 17.4%, for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017. The decreases were primarily due to the decrease in membership resulting from our 2018 bid positioning. The Medicare PDPs MBR for the three and six months ended June 30, 2018 decreased by 1,380 and 1,040 basis points, respectively, compared to the same periods in 2017, reflecting the effect of our 2018 bid positioning.

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

Medicare Health Plans - We expect premium revenue for our Medicare Health Plans segment to be in the range of $6.15 billion to $6.3 billion for 2018, compared with $5.3 billion reported for 2017. Medicare Health Plans MBR is expected to be in the range of 84.1% to 84.9% for 2018, compared with 86.0% in 2017, reflecting our 2018 bid strategy.

Medicare PDPs - We expect premium revenue for our Medicare PDPs segment to be in the range of $850.0 million to $900.0 million for 2018, consistent with $913.8 million for 2017. Medicare PDPs MBR is expected to be in the range of 76.0% to 78.0% for 2018, compared with 82.4% for 2017 due to our bid positioning for the 2018 plan year.

Consolidated SG&A - Our consolidated SG&A ratio (GAAP) is not estimable as we currently are not able to project future amounts associated with investigation costs as well as the transaction and integration costs, as defined earlier. We expect that our consolidated Adjusted SG&A ratio (non-GAAP) for 2018, which excludes the effect of investigation costs as well as transaction and integration costs, will be approximately 8.3% to 8.5%, compared with 8.5% for 2017, resulting from improved operating leverage associated with organic growth and continued synergies from our 2016 and 2017 acquisitions.

Income Taxes - Our consolidated effective income tax rate (GAAP) is not estimable as we currently are not able to project future amounts associated with investigation costs as well as the transaction and integration costs, as defined earlier. However, we expect our effective income tax rate to be affected by the 2018 reinstatement of the ACA industry fee that was subject to a one-year moratorium in 2017, which is nondeductible for tax purposes, and has the effect of increasing our income tax rate in 2018. This increase will be offset by the reduction in the federal income tax rate for corporations from 35% to 21% effective on January 1, 2018 as part of the TCJA.

LIQUIDITY AND CAPITAL RESOURCES

Each of our existing and anticipated sources of cash is affected by operational and financial risks that influence the overall amount of cash generated and the capital available to us. Additionally, we operate as a holding company in a highly regulated industry. The parent and other non-regulated companies ("non-regulated subsidiaries") are dependent upon dividends and management fees from our regulated subsidiaries, most of which are subject to regulatory restrictions. For a further discussion of risks that can affect our liquidity, see Part I – Item 1A – "Risk Factors" included in our 2017 Form 10-K and in Part II – Item 1A – "Risk Factors" of this 2018 Form 10-Q.

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

We refer collectively to the cash, cash equivalents and investment balances maintained by our regulated subsidiaries as "regulated cash and investments." Our regulated subsidiaries generally receive premiums in advance of payments of claims for medical and other health care services; however, regulated cash and investments can fluctuate significantly in a particular period depending on the timing of receipts for premiums from our government partners. Our unrestricted regulated cash and investments were $6.1 billion as of June 30, 2018, a $1.3 billion increase from $4.8 billion at December 31, 2017, due primarily to the advance receipt of July 2018 CMS Medicare premium and subsidy payments of $881.8 million in June 2018, as well as earnings from operations and contributions received from the parent and non-regulated subsidiaries.

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

Unregulated cash, cash equivalents and investments totaled approximately $514.8 million as of June 30, 2018, a decrease of approximately $102.2 million from $617.0 million as of December 31, 2017. The decrease is primarily due to capital contributions to our regulated subsidiaries and the semi-annual interest payment for our 2025 Notes.

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

Cash Flow Activities

Our cash flows are summarized as follows:

	For the Six Months Ended June 30,
	2018	2017
	(In millions)
Net cash provided by operating activities	$776.6	$334.9
Net cash used in investing activities	(366.2)	(1,330.4)
Net cash provided by financing activities	486.0	967.8
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	$896.4	$(27.7)

Cash Flows from Operating Activities

We generally receive premiums in advance of payments of claims for health care services; however, cash flows related to our operations can fluctuate significantly in a particular period depending on the timing of premium receipts from our government partners.

Net cash provided by operating activities for the six months ended June 30, 2018 was $776.6 million, compared with $334.9 million for the same period in 2017. The increase primarily reflects the timing of receipts for Medicaid premiums in certain markets, the receipt of the final 2017 CMS plan year risk adjusted premiums during the second quarter of 2018, and the 2017 ACA industry fee moratorium which reestablished the associated Medicaid ACA industry fee reimbursements from our state government partners for 2018. Operating cash flows were also affected by the advance receipt of the July CMS Medicare premium of $540.6 million in June 2018 compared with $513.2 million of July 2017 CMS Medicare premium advance received in June 2017 and improved operating performance.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 was $366.2 million, compared with $1.3 billion for the same period in 2017. The decrease was primarily due to our 2017 acquisitions and higher sales of investments during the six months ended June 30, 2018.

Cash Flows from Financing Activities

Cash flows from financing activities are primarily affected by debt-related activity, as well as net funds received or paid for the benefit of members of our MA and PDP plans. Cash provided by financing activities for the six months ended June 30, 2018 was $486.0 million, compared with approximately $1.0 billion for the same period in 2017, primarily driven by the following:

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

•
Net funds received for the benefit of members was approximately $491.5 million for the six months ended June 30, 2018, compared with $834.4 million during the same period in 2017. These funds represent the net amounts of subsidies we received from CMS in connection with the low-income cost sharing, catastrophic reinsurance and coverage gap discount components of the Medicare Part D program related to the government's portion of financial responsibility, net of the amounts we paid for related prescription drug benefits, described above in "Medicare Part D Funding and Settlements." The decrease was primarily the result of our 2018 bid positioning resulting in lower payments received for 2018 net subsidies. Net funds received for the benefit of members also reflects the advance receipt of the July CMS subsidy payments in both June 2018 and 2017.

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

Credit Agreement

In January 2016, we entered into the Credit Agreement, which provides for a senior unsecured revolving loan facility (the "Revolving Credit Facility"), which had an initial aggregate principal amount at any time outstanding not to exceed $850.0 million. In 2017, we increased the amount available under our Credit Agreement from $850.0 million to $1.0 billion. In March 2017, we also repaid the $100.0 million outstanding under our Revolving Credit Facility.

On July 23, 2018, we entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. The Amended and Restated Credit Agreement, among other things, modified the terms of our existing revolving credit facility to (i) increase the total commitments under the revolving credit facility from $1.0 billion to $1.3 billion and (ii) extend the maturity date under the revolving credit facility from January 2021 to July 2023.

Revolving Credit Loans designated by us at the time of borrowing as “ABR Loans” that are outstanding under the Credit Agreement bear interest at a rate per annum equal to (i) the greatest of (a) the Prime Rate (as defined in the Credit Agreement) in effect on such day; (b) the Federal Reserve Bank of New York Rate (as defined in the Credit Agreement) in effect on such day plus 1/2 of 1%; and (c) the Adjusted LIBO Rate (as defined in the Credit Agreement) for a one-month interest period on such day plus 1%; plus (ii) the Applicable Rate. Revolving Credit Loans designated by us at the time of borrowing as “Eurodollar Loans” that are outstanding under the Credit Agreement bear interest at a rate per annum equal to the Adjusted LIBO Rate (as defined in the Credit Agreement) for the interest period in effect for such borrowing plus the Applicable Rate. The “Applicable Rate” means a percentage ranging from 0.50% to 1.00% per annum for ABR Loans and a percentage ranging from 1.50% to 2.00% per annum for Eurodollar Loans, depending upon our ratio of total debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"), as calculated in accordance with the Credit Agreement.

Pursuant to the Amended and Restated Credit Agreement, effective as of July 23, 2018, the applicable margins for borrowings under the revolving credit facility decreased to a range of (A) 0.375% to 1.00% per annum for ABR Loans (as defined in the Amended and Restated Credit Agreement) and (B) 1.375% to 2.00% per annum for Eurodollar Loans (as defined in the Amended and Restated Credit Agreement), in each case depending on our ratio of total debt to EBITDA, as calculated in accordance with the Amended and Restated Credit Agreement.

Unutilized commitments under the Amended and Restated Credit Agreement are subject to a fee of 0.20% to 0.30% depending upon our ratio of total debt to consolidated EBITDA, as calculated in accordance with the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement includes negative and financial covenants that limit certain of our and our subsidiaries’ activities, including (i) restrictions on our and our subsidiaries’ ability to incur additional indebtedness; and (ii) financial covenants that require (a) the ratio of total debt to consolidated EBITDA not to exceed a maximum and (b) a minimum interest expense and principal payment coverage ratio.

The Amended and Restated Credit Agreement also contains customary representations and warranties that must be accurate in order for us to borrow under the revolving credit facility. In addition, the Amended and Restated Credit Agreement contains customary events of default. If an event of default occurs and is continuing, we may be required immediately to repay all amounts outstanding under the Amended and Restated Credit Agreement. Lenders holding greater than 50% of the loans and commitments under the Amended and Restated Credit Agreement may elect to accelerate the maturity of the loans.

There were no borrowings outstanding under our Revolving Credit Facility as of June 30, 2018. Additionally, we were in compliance with all covenants under both the 2025 Notes and the Credit Agreement as of June 30, 2018.

Initiatives to Increase Our Unregulated Cash

We may pursue alternatives to raise additional unregulated cash. Some of these initiatives may include, but are not limited to, obtaining dividends from certain of our regulated subsidiaries, provided sufficient capital in excess of regulatory requirements exists in these subsidiaries, and/or accessing the debt and equity capital markets. However, we cannot provide any assurances that we will obtain applicable state regulatory approvals for additional dividends to our non-regulated subsidiaries by our regulated subsidiaries or be successful in accessing the capital markets if we determine to do so. We believe that we have sufficient capital, or sufficient access to capital, including through the Revolving Credit Facility (as amended by our amended and restated Credit Agreement), to meet our capital needs for at least the next twelve months, including funds required to consummate the Meridian Acquisition. We expect to fund the pending Meridian Acquisition through a combination of cash on hand, our undrawn $1.3 billion Revolving Credit Facility, and, subject to market conditions, new debt of $600.0 million to $1.0 billion and new equity of $800 million to $1.2 billion. The transaction is not contingent upon financing, and WellCare has secured $2.5 billion in committed bridge financing.
Regulatory Capital and Dividend Restrictions

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. Such statutes, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions, loans or advances that may be paid to us as the sole stockholder. To the extent our HMO and insurance subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement, or net assets, for these subsidiaries was approximately $1.3 billion and $1.2 billion at June 30, 2018 and December 31, 2017, respectively. Our HMO and insurance subsidiaries were in compliance with these minimum capital requirements.

Under applicable regulatory requirements at June 30, 2018, the amount of dividends that may be paid through the remainder of 2018 by our HMO and insurance subsidiaries without prior approval by regulatory authorities is approximately $200.0 million in the aggregate. We received no dividends from our regulated subsidiaries during the six-month period ended June 30, 2018.

For additional information on regulatory requirements, see Note 17 – Regulatory Capital and Dividend Restrictions to the Consolidated Financial Statements included in our 2017 Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in our critical accounting estimates during the six months ended June 30, 2018 from those previously disclosed in Part II – Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates in our 2017 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Investment Return Market Risk

As of June 30, 2018, we had cash and cash equivalents of $5.1 billion, short-term investments classified as current assets of $793.5 million, long-term investments of $722.0 million and restricted investments on deposit for licensure of $229.3 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months that are considered available for sale. Restricted assets consist of cash and cash equivalents and U.S. Treasury instruments deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long term regardless of the contractual maturity date due to the nature of the states' requirements. The investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase. Because of their contractual maturity dates, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market rates at June 30, 2018, the fair value of our fixed income investments would decrease by approximately $25.3 million. Similarly, a 1% decrease in market interest rates at June 30, 2018 would increase the fair value of our investments by approximately $25.3 million.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings, see Note 13 – Commitments and Contingencies to the condensed consolidated financial statements of this Form 10-Q.

Item 1A. Risk Factors.

Certain risk factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. The discussion in Part I – Financial Information, Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Financial Statements of this 2018 Form 10-Q is incorporated herein by reference. Except as set forth below, there have been no material changes to the risk factors disclosed in Part I – Item 1A – Risk Factors included in our 2017 Form 10-K.

Risks Related to Our Business

Any failure by us to manage acquisitions, expansions, divestitures or other significant transactions successfully may have a material adverse effect on our quality scores, results of operations, financial condition and cash flows.

Our business and membership has grown substantially due to acquisitions, such as that of Universal American Corp. ("Universal American") in 2017, geographic expansions and organic growth, such as the statewide expansion of Medicaid in Missouri. We may not be successful in enhancing our infrastructure to support this continued growth, and delays in infrastructure improvements may have a material adverse effect on our quality scores, results of operations, financial condition and cash flows. In addition, due to the substantial initial costs related to acquisitions and expansions, such growth could adversely affect our short-term profitability and liquidity.

As part of our growth strategy, we identify potential acquisition targets, bid and negotiate acquisition terms, work with regulators to receive regulatory approval for the acquisition and once the transaction is closed, we must integrate the acquisition into our operations. For example, in 2017, we completed our acquisition of Universal American. Additionally, we expect the pending acquisition of Caidan Management Company, LLC, MeridianRx, LLC and Caidan Holding Company (“Meridian”) (the “Meridian Acquisition”) to close in the next few months.

Once an attractive acquisition target is identified, we may not be successful in bidding against competitors. Furthermore, we may incur significant transaction expenses, including transaction termination fees, in connection with a potential acquisition or expansion opportunity that is not successful. If we are unable to effectively execute our acquisition strategy or integrate acquired businesses, our future growth may suffer and our profitability may decrease.

Even if we are successful in bidding against competitors, we may not be able to complete an acquisition or completion may be delayed. We may not be able to obtain regulatory approval from federal and state agencies required to complete the acquisition. We also may not be able to comply with the regulatory requirements or conditions necessary for approval of the acquisition or state regulators may give preference to competing offers made by locally-owned entities, competitors with higher quality scores or not-for-profit entities. Depending on the transaction size, we also may not be able to obtain appropriate financing. For instance, completion of the Meridian Acquisition is subject to a number of conditions, including, among others, the receipt of certain regulatory approvals, which make the completion and timing of the completion of the Meridian Acquisition uncertain. In addition, we or Meridian may terminate the transaction agreement under certain circumstances if the Meridian Acquisition has not been consummated by January 31, 2019 (or May 1, 2019 if certain conditions are met).

If we are unable to consummate the acquisitions we pursue, such as the Meridian Acquisition, our ongoing business may be materially adversely affected and, without realizing any of the benefits that we could have realized had the acquisition been completed, we will be subject to a number of risks, including the following:

•	the market price of our common stock could decline;

•	time and resources committed by our management to matters relating to the acquisition could otherwise have been devoted to pursuing other beneficial opportunities;

•	we may experience negative reactions from the financial markets or from our customers or employees;

•	we will be required to pay our costs relating to the acquisition, such as termination fees and legal, accounting and financial advisory expenses; and

•
we could be subject to litigation related to any failure to complete the acquisition or related to any enforcement proceeding commenced against us to perform our obligations under the transaction agreement.

Similarly, delays in the completion of acquisitions, including the Meridian Acquisition, could, among other things, result in additional transaction costs or other negative effects associated with uncertainty about completion of acquisitions and cause us not to realize some or all of the benefits that we expect to achieve if an acquisition is successfully completed within its expected timeframe.

Once acquired, we may have difficulties integrating acquired businesses, such as Meridian, within our existing operations, due to factors such as:
•new associates who must become familiar with our operations and company culture;

•	difficulty retaining legacy employees and/or attracting new employees because of potential uncertainty in our business relating to the business combination;

•	acquired provider networks that operate on different terms than our existing networks and whose contracts may need to be renegotiated;

•	existing members who decide to switch to another health care plan;

•	separate administrative and information technology systems; and

•	difficulties implementing our operations strategy to operate the acquired businesses profitably.

As a result, our acquired businesses may not perform as we anticipated, or in line with our existing businesses, may result in unforeseen expenses and the anticipated benefits of the integration plan may be delayed or not be realized, which could materially affect our financial position, results of operations and cash flows. In addition, if the expected future profitability of the acquired business declines, we may need to write down or incur impairment charges of the acquired assets. In the future, we may incur material expenses in connection with the integration and execution of acquisitions, expansions and other significant transactions, including the Meridian Acquisition.

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

We and Meridian are each subject to business uncertainties and contractual restrictions while the Meridian Acquisition is pending, which could adversely affect our business and operations.

In connection with the pendency of the Meridian Acquisition, it is possible that some members and other persons with whom we or Meridian has a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us or Meridian, as the case may be, as a result of the Meridian Acquisition, which could negatively affect our or Meridian's current or future revenues, earnings and cash flows, as well as the market price of our common stock, regardless of whether the Meridian Acquisition is completed.

Under the terms of the transaction agreement relating to the Meridian Acquisition, Meridian is subject to certain restrictions on the conduct of its business prior to completing the Meridian Acquisition, which may adversely affect its ability to execute certain of its business strategies, including the ability in certain cases to enter into or amend contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures. Such limitations could adversely affect Meridian’s business and operations prior to the completion of the Meridian Acquisition which could, in turn, impact Meridian's future revenues, earnings or cash flows.

Each of the risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the Meridian Acquisition.

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

Our Medicaid contracts are generally intended to run for one to three years and in some cases may be extended for additional years if the state or other sponsoring agency elects to do so. When our state contracts expire, they may be opened for bidding by competing health care plans. For example, on April 24, 2018, our subsidiary, WellCare of Florida, Inc. known as Staywell Health Plan (“Staywell”), received a Notice of Agency Decision from the Florida Agency for Health Care Administration that it intends to award Staywell a new five-year contract to provide managed care services to Medicaid-eligible beneficiaries, including Managed Medical Assistance and Long-Term Care in 10 of 11 regions and Serious Mental Illness Specialty Plan services statewide. The new Statewide Medicaid Managed Care program is expected to begin no earlier than October 1, 2018. In July 2018, we received a Notice of Intent to Award a contract from the Florida Department of Health to provide statewide-managed care services to more than 60,000 children with medically complex conditions through the Children's Medical Services Managed Care Plan ("CMS Plan"). Under the proposed five-year contract award expected to begin on January 1, 2019, our Florida subsidiary, Staywell, will be the sole contractor for the CMS Plan. These contract awards are still subject to a protest and appeal process. There is no guarantee that our contracts will be renewed or extended or, if renewed or extended, on what terms. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds. Our contracts could also be terminated if we fail to perform in accordance with the standards set by state regulatory agencies. If any of our contracts are terminated, not renewed or extended, renewed or extended on less favorable terms or not renewed or extended on a timely basis or if an increased number of competitors were awarded contracts in these states, our business will suffer, and our results of operations, financial condition and cash flows may be materially affected.

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

State governments generally are experiencing tight budgetary conditions within their Medicaid programs. As a result, government agencies with which we contract may seek funding alternatives, which may result in reductions in funding, or changes to program design, including member eligibility and benefits for their Medicaid programs. For example, the State of Kentucky intends to implement new premium and work requirements for certain members to maintain their eligibility for the Medicaid program, which may reduce our Medicaid membership in Kentucky. If any state in which we operate were to decrease premiums paid to us for these reasons or any other reason, decrease members eligible to participate in the programs, reduce the benefits offered by the programs, or pay us less than the amount necessary to keep pace with our cost trends, or delay increases in premiums, these could have a material adverse effect on our revenues and results of operations. We have experienced rate decreases and rate increase delays in the past and may do so in the future. Economic conditions affecting state governments and agencies could also result in delays in receiving premium payments. If there is a significant delay in our receipt of premiums to pay health benefit costs, it could have a material adverse effect on our results of operations, financial condition, cash flows and liquidity.

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

As of June 30, 2018, we had approximately $1.2 billion in aggregate principal amount of total indebtedness outstanding primarily consisting of $1.2 billion senior notes due 2025 (the "Senior Notes"). Additionally, following the recent amendment of our revolving credit facility, we have $1.3 billion available for borrowing under our amended and restated revolving credit facility (the “2018 Credit Agreement”). We also expect to incur substantial additional indebtedness in connection with the Meridian Acquisition.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our and our subsidiaries’ financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, competitive, legislative, regulatory and other factors beyond our control. As a result, we may not be able to maintain a level of cash flows from operating activities or to access the cash flows of our subsidiaries in an amount sufficient to permit us to pay the principal and interest on our current indebtedness, as well as any additional debt we may incur. We cannot assure that financing sources will be available to us in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some or all of these alternatives. If we are unable to pay our indebtedness on time, it could result in the acceleration of our indebtedness and materially adversely affect us.

If we are unable to access sufficient capital, whether as a result of difficulties finding acceptable public or private financing, restrictions under the agreements governing our indebtedness, restrictions on dividend payments from our subsidiaries or higher levels of required statutory capital, we may be unable to grow or maintain our business, including to fund the Meridian Acquisition, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Our business strategy includes entering new markets by pursuing attractive growth opportunities for our existing product lines and pursuing acquisition opportunities. We may need to access the debt or equity markets and receive dividends from our subsidiaries to fund these growth activities. For example, we anticipate raising significant additional indebtedness and issuing a significant amount of equity to fund the approximately $2.5 billion purchase price of the Meridian Acquisition.

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

Our 2018 Credit Agreement and the Senior Notes have restrictions on our ability to secure additional capital. Our substantial indebtedness and restrictive covenants which:

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate or other purposes; and

•	expose us to greater interest rate risk since the interest rate on borrowings under our 2018 Credit Agreement is variable.

Our debt service obligations require us to use a portion of our operating cash flow to pay interest and principal on indebtedness instead of for other corporate purposes, including funding future expansion of our business and ongoing capital expenditures, which could impede our growth. If our operating cash flow and capital resources are insufficient to comply with the financial covenants in our 2018 Credit Agreement or to service our debt obligations, we may be forced to sell assets, seek additional equity or debt financing or restructure our debt, which could harm our long-term business prospects.

Our 2018 Credit Agreement and the Senior Notes also contain various restrictions and covenants that restrict our financial and operating flexibility, including our ability to grow our business or pay dividends without lender approval. If we fail to pay any of our indebtedness when due, or if we breach any of the other covenants in the instruments governing our indebtedness, one or more events of default may be triggered. If we are unable to obtain a waiver, these events of default could permit our creditors to declare all amounts owed to be immediately due and payable. We expect the debt instruments relating to any future debt we incur, including in connection with the Meridian Acquisition, to include similar covenants and restrictions.

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

Risks Related to Ownership of Our Stock

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

From time to time, the price and trading volume of our common stock, as well as the stock of other companies in the health care industry, may experience periods of significant volatility. Company-specific issues and developments generally in the health care industry (including the regulatory environment) and the capital markets and the economy in general may cause this volatility. Our stock price and trading volume may fluctuate in response to a number of events and factors, including:

•	variations in our operating results;

•	changes in our or the market's expectations about our future operating results;

•	changes in financial estimates and recommendations by securities analysts concerning our Company or the health care industry generally;

•	operating and stock price performance of other companies that investors may deem comparable;

•	news reports relating to trends in our markets;

•	changes or proposed changes in the laws, regulations and policies affecting our business;

•	acquisitions and financings by us or others in our industry;

•	changes in our senior management;

•	sales of substantial amounts of our common stock by our directors and executive officers or principal stockholders, or the perception that such sales could occur; and

•	the risks described in “Risks Related to Our Business” above and in our 2017 Form 10-K.

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

The issuance of additional shares of our common stock or other equity securities, including sales of shares in connection with any future acquisitions, could be substantially dilutive to our stockholders. For instance, we expect to issue a significant number of new shares of common stock to fund a portion of the Meridian Acquisition. These sales may have a harmful effect on prevailing market prices for our common stock and our ability to raise additional capital in the financial markets at a time and price favorable to us. Holders of shares of our common stock have no preemptive rights that entitle them to purchase a pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our stockholders. Our certificate of incorporation provides that we have authority to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

If the Meridian Acquisition closes, it may not be accretive and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.

Although we currently anticipate that the Meridian Acquisition will occur and will be accretive to earnings per share (on an adjusted earnings basis that is not pursuant to GAAP and excluding transaction and integration costs) from and after the Meridian Acquisition, this expectation is based on assumptions, including about our and Meridian’s business, and preliminary estimates, each of which may change materially. As a result, should the Meridian Acquisition occur, it may cause dilution to our earnings per share or the expected accretive effect of the Meridian Acquisition may be less than anticipated or delayed, each of which may cause a decrease in the market price of our common stock. In addition, we could encounter additional transaction-related costs or other factors, such as the failure to realize all of the benefits anticipated in the Meridian Acquisition, including cost and revenue synergies. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the Meridian Acquisition and cause a decrease in the market price of our common stock.

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

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibits are incorporated herein by reference or are filed with this report as set forth in the Exhibit Index.

EXHIBIT INDEX

INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
2.1	Transaction Agreement dated May 28, 2018 by and among Caidan Management Company, LLC, MeridianRx, LLC, Caidan Holding Company, Caidan Enterprises, Inc. and The WellCare Management Group, Inc.†
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
101.INS	XBRL Instance Document ††
101.SCH	XBRL Taxonomy Extension Schema Document ††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document ††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ††
† Filed herewith.
†† Furnished herewith and not filed for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 31, 2018.

WELLCARE HEALTH PLANS, INC.
By:	/s/ Andrew L. Asher
Andrew L. Asher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Michael Troy Meyer
Michael Troy Meyer
Vice President and Chief Accounting Officer (Principal Accounting Officer)