Form 10-Q
period 2018-09-30
WELLCARE HEALTH PLANS, INC.
filed 2018-10-30
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

As of October 29, 2018, there were 49,991,867 shares of the registrant's common stock, par value $0.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In millions, except per share and share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Premium	4,988.8	4,390.9	14,227.7	12,631.5
Products and services	34.6	—	34.6	—
Investment and other income	34.7	12.0	81.0	30.6
Total revenues	5,058.1	4,402.9	14,343.3	12,662.1

Expenses:
Medical benefits	4,195.0	3,740.7	12,023.0	10,938.3
Costs of products and services	33.5	—	33.5	—
Selling, general and administrative	433.2	372.3	1,167.0	1,040.2
ACA industry fee	86.5	—	247.0	—
Medicaid premium taxes	31.5	29.5	94.2	90.6
Depreciation and amortization	46.2	31.4	117.1	84.6
Interest	23.6	17.1	57.8	51.4
Total expenses	4,849.5	4,191.0	13,739.6	12,205.1
Income from operations	208.6	211.9	603.7	457.0
Loss on extinguishment of debt	—	—	—	26.1
Income before income taxes and equity in losses of unconsolidated subsidiaries	208.6	211.9	603.7	430.9
Equity in earnings (losses) of unconsolidated subsidiaries	6.6	23.2	(0.1)	22.1
Income before income taxes	215.2	235.1	603.6	453.0
Income tax expense	84.6	63.5	219.7	140.0
Net income	$130.6	$171.6	$383.9	$313.0

Other comprehensive income (loss):
Change in net unrealized gains and losses on available-for-sale securities, before tax	(1.1)	0.4	(11.4)	1.7
Income tax expense (benefit) related to other comprehensive income	(0.3)	0.2	(2.7)	0.6
Other comprehensive (loss) income, net of tax	(0.8)	0.2	(8.7)	1.1
Comprehensive income	$129.8	$171.8	$375.2	$314.1

Earnings per common share:
Basic	$2.74	$3.86	$8.40	$7.04
Diluted	$2.70	$3.82	$8.29	$6.97

Weighted average common shares outstanding:
Basic	47,712,712	44,509,692	45,692,804	44,458,096
Diluted	48,384,427	44,969,033	46,287,616	44,909,916

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions, except share data)

	September 30, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$4,306.6	$4,198.6
Short-term investments	1,034.4	469.5
Premiums receivable, net	969.6	453.4
Pharmacy rebates receivable, net	494.6	335.0
Funds receivable for the benefit of members	268.1	27.5
Prepaid expenses and other current assets, net	608.9	335.2
Total current assets	7,682.2	5,819.2

Property, equipment and capitalized software, net	384.1	319.5
Goodwill	1,753.5	660.7
Other intangible assets, net	1,326.6	367.9
Long-term investments	844.4	766.2
Restricted cash, cash equivalents and investments	234.8	211.0
Other assets	17.8	4.9
Assets of discontinued operations	215.1	215.2
Total Assets	$12,458.5	$8,364.6

Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$2,901.4	$2,146.3
Unearned premiums	20.8	65.9
Accounts payable and accrued expenses	868.8	788.1
Funds payable for the benefit of members	1,569.2	1,075.9
Other payables to government partners	444.2	367.0
Total current liabilities	5,804.4	4,443.2

Deferred income tax liability, net	117.2	93.4
Long-term debt, net	2,125.4	1,182.4
Other liabilities	34.0	13.7
Liabilities of discontinued operations	215.1	215.2
Total Liabilities	8,296.1	5,947.9
Commitments and contingencies (see Note 13)	—	—
Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 49,979,666 and 44,522,988 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	0.5	0.4
Paid-in capital	1,961.9	591.5
Retained earnings	2,211.4	1,827.5
Accumulated other comprehensive loss	(11.4)	(2.7)
Total Stockholders' Equity	4,162.4	2,416.7
Total Liabilities and Stockholders' Equity	$12,458.5	$8,364.6
See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited) (In millions, except share data)

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2018	44,522,988	$0.4	$591.5	$1,827.5	$(2.7)	$2,416.7
Issuance of common stock, net of issuance costs	5,207,547	0.1	1,342.2	—	—	1,342.3
Common stock issued for vested stock-based compensation awards	356,491	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(107,360)	—	(23.3)	—	—	(23.3)
Stock-based compensation expense, net of forfeitures	—	—	51.5	—	—	51.5
Comprehensive income	—	—	—	383.9	(8.7)	375.2
Balance at September 30, 2018	49,979,666	$0.5	$1,961.9	$2,211.4	$(11.4)	$4,162.4

Balance at January 1, 2017	44,293,881	$0.4	$546.9	$1,453.8	$(1.0)	$2,000.1
Common stock issued for vested stock-based compensation awards	315,391	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(96,795)	—	(13.6)	—	—	(13.6)
Stock-based compensation expense, net of forfeitures	—	—	32.8	—	—	32.8
Comprehensive income	—	—	—	313.0	1.1	314.1
Balance at September 30, 2017	44,512,477	$0.4	$566.1	$1,766.8	$0.1	$2,333.4

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$383.9	$313.0
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	117.1	84.6
Loss on extinguishment of debt	—	26.1
Stock-based compensation expense	51.5	32.8
Deferred taxes, net	(9.8)	(39.0)
Other, net	13.1	13.4
Changes in operating accounts, net of effects from acquisitions:
Premiums receivable, net	(144.1)	58.4
Pharmacy rebates receivable, net	(138.7)	(52.7)
Medical benefits payable	227.1	258.8
Unearned premiums	(74.7)	574.4
Other payables to government partners	64.8	36.6
Accrued liabilities and other, net	(292.2)	(60.9)
Net cash provided by operating activities	198.0	1,245.5

Cash flows from investing activities:
Acquisitions and acquisition-related settlements, net of cash acquired	(2,035.7)	(728.5)
Purchases of investments	(1,322.6)	(1,062.2)
Proceeds from sales and maturities of investments	822.8	324.1
Additions to property, equipment and capitalized software, net	(87.5)	(92.6)
Net cash used in investing activities	(2,623.0)	(1,559.2)

Cash flows from financing activities:
Proceeds from issuance of debt, net of financing costs paid	739.0	1,182.2
Borrowings on Revolving Credit Facility, net of financing costs paid	221.3	—
Payments on debt	(25.0)	(1,026.1)
Proceeds from issuance of common stock, net of issuance fees paid	1,342.3	—
Repurchase and retirement of shares to satisfy employee tax withholding requirements	(23.3)	(13.6)
Funds received for the benefit of members, net	250.8	978.0
Other, net	29.5	13.4
Net cash provided by financing activities	2,534.6	1,133.9

Increase in cash, cash equivalents and restricted cash and cash equivalents	109.6	820.2
Balance at beginning of period (1)	4,263.0	4,121.3
Balance at end of period (1)	$4,372.6	$4,941.5

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes, net of refunds	$174.6	$149.5
Cash paid for interest	$65.5	$56.3
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Non-cash additions to property, equipment, and capitalized software	$3.7	$11.3

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

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (In millions, except member, per share and share data)

1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

WellCare Health Plans, Inc. (the "Company," "we," "us," or "our") focuses primarily on providing government-sponsored managed care services to families, children, seniors and individuals with complex medical needs primarily through Medicaid, Medicare Advantage ("MA") and Medicare Prescription Drug Plans ("PDP"), as well as individuals in the Health Insurance Marketplace. As of September 30, 2018, we served approximately 5.5 million members nationwide. We estimate that we are among the largest managed care organizations providing Medicaid managed care services plans, MA Plans and PDPs, as measured by membership. Our broad range of experience and government focus allows us to effectively serve our members, partner with our providers, government clients and communities we serve, and efficiently manage our ongoing operations.

As of September 30, 2018, we operated Medicaid health plans, including states where we receive Medicaid premium revenues associated with dually eligible special needs plans, in Arizona, Florida, Georgia, Hawaii, Illinois, Kentucky, Michigan, Missouri, Nebraska, New Jersey, New York, South Carolina and Texas.

In addition, as of September 30, 2018, we also operated MA coordinated care plans ("CCPs") in Arizona, Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Kentucky, Louisiana, Maine, Michigan, Mississippi, New Jersey, New York, North Carolina, Ohio, South Carolina, Tennessee and Texas. We also offered stand-alone Medicare PDPs in 50 states and the District of Columbia.

In September 2018, we completed the acquisition of Meridian Health Plan of Michigan, Inc., Meridian Health Plan of Illinois, Inc., and MeridianRx, a pharmacy benefit manager ("PBM") (collectively, “Meridian”). As a result of the acquisition, we expanded our Medicaid portfolio through the addition of Michigan, where Meridian has the leading market position; expanded our Medicaid presence in Illinois; and acquired an integrated PBM platform. Meridian also serves MA members in Illinois, Indiana, Michigan, and Ohio, as well as Health Insurance Marketplace members in Michigan.

Basis of Presentation

The accompanying unaudited condensed consolidated balance sheets and statements of comprehensive income, changes in stockholder's equity, and cash flows include our accounts and the accounts of our subsidiaries over which we have control or are the primary beneficiary. We eliminated all intercompany accounts and transactions.

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

In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments that we consider necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. In accordance with GAAP, we make certain estimates and assumptions that affect the amounts reported in the condensed consolidated interim financial statements and accompanying notes. We base these estimates, including assumptions as to the annualized tax rate, on our knowledge of current events and anticipated future events and evaluate and update our assumptions and estimates on an ongoing basis; however, actual results may differ from our estimates. We evaluated all material events subsequent to the date of these condensed consolidated interim financial statements. Certain reclassifications were made to 2017 financial information to conform to the 2018 presentation.

As previously discussed, we acquired an integrated PBM platform in connection with the Meridian acquisition. The external revenues and costs for our PBM business are reported within "Products and Services" and "Cost of Products and Services", respectively, on the statements of comprehensive income. Products and services revenues from our PBM consist of the prescription price (ingredient cost plus dispensing fee) negotiated with the retail pharmacies with which we have contracted, plus any associated administrative fees. This revenue is recognized when the claim is processed. We have the contractual obligation to pay network pharmacies for benefits provided to participating members and, therefore, act as principal in the arrangement and reflect the total prescription price as revenue, on a gross basis, in accordance with applicable accounting guidance. Costs of products and services is recognized at the time prescriptions are dispensed by pharmacies in the PBM's network to eligible members and consists primarily of ingredient costs and dispensing fees paid to retail pharmacies with which we have contracted. The overall results of our PBM business are immaterial.

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
We account for our participation in the ACOs using the equity method. Gains and losses are immaterial and are reported on the face of our condensed consolidated statements of comprehensive income as equity in earnings (losses) of unconsolidated subsidiaries.
Significant Accounting Policies
Below is a discussion of our significant accounting policies, which affected the comparability of our consolidated results of operations, financial condition or cash flows for the periods presented. Refer to Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements included in our 2017 Form 10-K for a complete discussion of all of our significant accounting policies.
Premium Receivables and Unearned Premiums
We record premiums earned but not received as premiums receivable and record premiums received in advance of the period of service as unearned premiums in our condensed consolidated balance sheets. A complete discussion of premiums receivable and unearned premiums is included in Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements included in our 2017 Form 10-K. The premium receivable balance at September 30, 2018 is primarily related to Medicaid contracts with our state partners of approximately $771.8 million, as well as net risk-adjusted premiums receivable under our MA and PDP contracts of approximately $181.3 million.
Medicaid Risk-Adjusted Premiums and Retroactive Rate Changes

As discussed further in Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements included in our 2017 Form 10-K, Medicaid premium rate changes are recognized in the period the change becomes effective, when the effect of the change in the rate is reasonably estimable and collection is assured. In some instances, our Medicaid premiums are subject to risk score adjustments based on the health profile of our membership. Generally, the risk score is determined by the state agency's analysis of encounter submissions of processed claims data to determine the acuity of our membership relative to the entire state's Medicaid membership. The frequency of when states adjust premiums varies, but is usually done quarterly or semi-annually on a retrospective basis. We recognize periodic changes to risk-adjusted premiums as revenue when the amounts are determinable and collection is reasonably assured. As of September 30, 2018, our condensed consolidated balance sheet included a net receivable from our Medicaid state partners of $17.9 million related to retroactive rate changes and risk score adjustments, compared with a net payable to our Medicaid state partners of $50.7 million as of December 31, 2017.
Medicare Part D Settlements
We receive certain Part D prospective subsidy payments from the Centers for Medicare & Medicaid Services ("CMS") for our MA and PDP members as a fixed monthly per member amount, based on the estimated costs of providing prescription drug benefits over the plan year, as reflected in our bids. A discussion of the subsidy components under Part D is included in Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements included in our 2017 Form 10-K. CMS will fully reimburse these subsidies, or recoup overpaid subsidies made during the plan year, as part of its annual settlement process that typically occurs in the fourth quarter of the subsequent year and, accordingly, there is no insurance risk to us. Therefore, amounts received for these subsidies are not considered premium revenue, and are reported, net of the subsidy benefits paid, as Funds receivable (payable) for the benefit of members in the condensed consolidated balance sheets. As of September 30, 2018, our condensed consolidated balance sheet includes CMS Part D payables for the 2018, 2017 and 2016 plan years, and a net receivable relating to the 2015 plan year. As of December 31, 2017, our condensed consolidated balance sheet included CMS Part D payables primarily related to the 2017 and 2016 plan years, as well as a net receivable relating to the 2015 plan year. The 2017 net payable is expected to be settled during the fourth quarter of 2018.
ACA Industry Fee
The ACA imposed certain new taxes and fees, including an annual premium-based health insurance industry assessment (the "ACA industry fee") on health insurers, which began in 2014. In December 2015, President Obama signed the Consolidated Appropriations Act, 2016 which, among other provisions, included a one-year moratorium on the ACA industry fee for 2017, which also eliminated the associated Medicaid ACA industry fee reimbursements from our state government partners for 2017. Accordingly, we did not incur ACA industry fee expense nor recognize any Medicaid ACA industry fee reimbursement revenue for the three and nine months ended September 30, 2017. During September 2018, we remitted a total of $388.5 million to the Internal Revenue Service ("IRS") for our portion of the ACA Industry fee assessed for 2018, including $66.5 million remitted for the recently acquired Meridian business. We incurred $86.5 million and $247.0 million of such amortization as ACA industry fee expense for the three and nine months ended September 30, 2018, respectively. Additionally, we recognized $71.5 million and $199.0 million of Medicaid ACA industry fee reimbursement revenue for the three and nine months ended September 30, 2018, respectively.
While the ACA industry fee is being assessed in 2018, the continuing spending resolution passed into law in January 2018 provides for an additional one-year moratorium for the ACA industry fee in 2019.

Recently Adopted Accounting Standards
In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, "Compensation-Stock Compensation (Topic 718) - Scope of Modification Accounting". This guidance addresses which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting pursuant to Topic 718. An entity should account for the effects of a modification unless (a) the fair value of the modified award is the same as the fair value of the original award, (b) the vesting conditions of the modified award are the same as the vesting conditions of the original award and (c) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this guidance should be applied prospectively for public business entities effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. We adopted this guidance prospectively on January 1, 2018. The adoption of this guidance did not have a material effect on our consolidated results of operations, financial condition or cash flows for the three and nine months ended September 30, 2018.
In January 2017, the FASB issued ASU 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". This update eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. As a result, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We adopted this guidance prospectively on January 1, 2018. The adoption of this guidance did not have a material effect on our consolidated results of operations, financial condition or cash flows for the three and nine months ended September 30, 2018.
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this update provide guidance to assist entities with evaluating when a group of transferred assets and activities (collectively referred to as a "set") is a business. This new guidance provides for a "screen", which requires a determination that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen's threshold is not met, a set cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output, eliminating the evaluation of whether a market participant could replace missing elements. This guidance is effective for prospective business combinations for public entities for interim and annual periods beginning after December 15, 2017. We adopted this guidance prospectively on January 1, 2018. The adoption of this guidance did not have a material effect on our consolidated results of operations, financial condition or cash flows for the three and nine months ended September 30, 2018.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash; a consensus of the FASB Emerging Issues Task Force”. This update requires entities to reconcile, on the statement of cash flows, changes in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. We adopted this guidance retrospectively on January 1, 2018. The adoption of this guidance did not have a material effect on our consolidated results of operations, financial condition or cash flows for the three and nine months ended September 30, 2018 and 2017, respectively. The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents as reported within the condensed consolidated balance sheets to the total of the same such amounts shown within the condensed consolidated statements of cash flows:

	As of
	September 30, 2018	December 31, 2017
Cash and cash equivalents	$4,306.6	$4,198.6
Restricted cash and cash equivalents (1)	66.0	64.4
Total cash, cash equivalents, and restricted cash and cash equivalents	$4,372.6	$4,263.0

(1) Restricted cash and cash equivalents consist of restricted cash and restricted money market funds and are included in Restricted cash, cash equivalents and investments within noncurrent assets of our condensed consolidated balance sheets. Refer to Note 6 - Restricted Cash, Cash Equivalents and Investments for further detail.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments (Topic 230)". This update targets eight specific areas to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance is effective for public entities for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We adopted this guidance on January 1, 2018. The adoption of this guidance did not have a material effect on our consolidated results of operations, financial condition or cash flows for the three and nine months ended September 30, 2018.

In January 2016, the FASB issued ASU 2016-01, "Financial Instrument - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 requires entities to measure equity securities that are not consolidated or accounted for under the equity method at fair value through net income. This amendment also simplifies the impairment test of equity investments without readily determinable fair values. In February 2018, the FASB issued ASU 2018-03, "Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which clarifies that an entity that uses the measurement alternative for equity securities without readily determinable fair values can change its measurement approach to fair value. This guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted this guidance prospectively on January 1, 2018. The adoption of this guidance did not have a material effect on our consolidated results of operations, financial condition or cash flows for the three and nine months ended September 30, 2018.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU 2014-09 supersedes existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g., an insurance entity’s insurance contracts). The revenue recognition principle in ASU 2014-09 requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures are required. We adopted this guidance on January 1, 2018 using the modified retrospective approach. Given that substantially all of our revenues are derived from insurance contracts accounted for in accordance with ASC 944, Financial Services-Insurance, which are specifically excluded from the scope of ASU 2014-09, the adoption of this guidance did not have a material effect on our consolidated results of operations, financial condition or cash flows for the three and nine months ended September 30, 2018.

Accounting Standards Pending Adoption

In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract", which requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the noncancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The guidance is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. We are currently assessing the effect this guidance will have on our consolidated results of operations, financial condition or cash flows.
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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", which for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments in its balance sheet. This standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. Additionally, in July 2018, the FASB issued ASU No. 2018-10, "Codification Improvements to Topic 842, Leases" and ASU 2018-11, "Leases (Topic 842), Targeted Improvements". ASU 2018-10 provides certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 provides an additional transition method option to adopt the new lease standard. Under the new transition method, a lessee would initially apply the new lease requirements in the period of adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. This guidance is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We plan to elect the practical expedients permitted within the new standard, which among other things, allows us to carryforward the historical lease classification. In addition, we will also elect the new transition method and apply the new lease requirements in the period of adoption without adjustment to the financial statement for periods prior to adoption. We do not expect the adoption of this guidance to have a material effect on our consolidated results of operations or cash flows. The effect of ASU 2016-02 and related amendments on our consolidated financial position will be based on leases outstanding at the time of adoption.

2. ACQUISITIONS

Meridian Acquisition

On September 1, 2018 (the "Effective Date"), we acquired Meridian for an estimated purchase price of approximately  $2.5 billion in cash, subject to certain purchase price adjustments, as described in the purchase agreement. The Meridian acquisition was funded through a combination of cash on hand, $225.0 million drawn on our revolving credit facility, net proceeds of $739.0 million from the August 2018 issuance of $750.0 million aggregate principal amount of 5.375% of Senior Notes due 2026 ("2026 Notes") and net proceeds of approximately $1.3 billion from an issuance of 5,207,547 shares of our common stock (after deducting underwriting discounts, commissions and offering expenses of approximately $37.7 million).

As a result of the Meridian acquisition, we expanded our Medicaid portfolio through the addition of Michigan, where Meridian has the leading market position; expanded our Medicaid presence in Illinois; and acquired an integrated PBM platform. Meridian also serves MA members in Illinois, Indiana, Michigan, and Ohio, as well as Health Insurance Marketplace members in Michigan.
The following table summarizes the estimated fair values of major classes of assets acquired and liabilities assumed at the Effective Date, based on our valuation assumptions, reconciled to the total consideration transferred.

Assets	(in millions)
Cash, cash equivalents and restricted cash	$484.4
Investments, including restricted investments	180.4
Premiums receivable, net	379.6
Other current assets	196.5
Property, equipment and capitalized software, net	49.3
Goodwill	1,086.5
Other intangible assets, net	1,000.0
Fair value of total assets acquired	$3,376.7

Liabilities
Medical benefits payable	$528.0
ACA Fee liability	66.5
Other liabilities	262.1
Fair value of liabilities assumed	856.6
Fair value of net assets acquired	$2,520.1

The fair value results from judgments about future events, which reflect certain uncertainties and rely on estimates and assumptions. The judgments used to determine the fair value assigned to each class of assets acquired and liabilities assumed, as well as intangible asset lives, can materially affect our operating results. As of the Effective Date, the expected fair value of all current assets and liabilities approximated their historical cost. We have not yet completed our evaluation and determination of certain assets acquired and liabilities assumed, primarily (i) the final valuation of intangible assets related to memberships and trade names, (ii) the final assessment and valuation of certain other assets acquired and liabilities assumed, including premiums receivable, property, equipment and capitalized software, medical benefits payable and other liabilities and (iii) the final assessment and valuation of certain income tax amounts. Therefore, the final fair values of the assets acquired and liabilities assumed may vary significantly from our preliminary estimates.

Identifiable intangible assets acquired

Under the Hart-Scott-Rodino Antitrust Improvements Act and other relevant laws and regulations, there were significant limitations on our ability to obtain specific information about Meridian's intangible assets prior to completion of the acquisition in September 2018. At this time, we do not have sufficient information as to the amount, timing and risk of cash flows of all of Meridian's identifiable intangible assets to determine their fair value. Some of the more significant assumptions inherent in the development of intangible asset values, from the perspective of a market participant, include: the amount and timing of projected future cash flows (including revenue and profitability); the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset.

Therefore, using publicly available information, such as historical revenues, Meridian's cost structure, industry information for comparable intangible assets and certain other high-level assumptions, the estimated fair value of identifiable intangible assets and their weighted-average useful lives have been estimated at $1.0 billion and 11 years, respectively. These preliminary estimates of fair value and weighted-average useful life may be different from the final acquisition accounting, and the difference could have a material impact on the condensed consolidated financial statements.

The identifiable intangible assets resulting from our acquisitions typically include membership, provider networks, broker networks, trademarks, state contracts, and licenses. The fair value of certain identifiable intangible assets is determined primarily using variations of the “income approach,” which is based on the present value of the future after-tax cash flows attributable to each identified intangible asset. Other valuation methods, including the market approach and cost approach, are also considered in estimating the fair value. We amortize other intangible assets over their estimated useful lives ranging from approximately one to 15 years. The recorded other intangible assets related to the acquisition are not deductible for tax purposes.

We recorded $1.1 billion for the valuation of goodwill for the excess of the purchase price over the estimated fair value of the net assets acquired. The assignment of goodwill to our respective segments has not been completed at this time. The recorded goodwill related to the acquisition is deductible for tax purposes.

The Meridian acquisition included taxable and nontaxable components resulting in differences in amounts recognized for GAAP and tax purposes. In both taxable and nontaxable business combinations, the amounts assigned to the individual assets acquired and liabilities assumed for financial statement purposes are often different from the amounts assigned or carried forward for tax purposes. We recorded a $38.1 million deferred tax liability based on the estimated bases differences of $156.0 million.

Condensed Consolidated Statements of Comprehensive Income

We included the results of Meridian's operations since the Effective Date in our condensed consolidated financial statements. The amount of total revenues attributable to Meridian included in our condensed consolidated statement of comprehensive income for the three and nine months ended September 30, 2018 was $416.4 million. Total pre-tax net losses in our condensed consolidated statement of comprehensive income for the three and nine months ended September 30, 2018 was $15.2 million and $23.7 million, respectively, including transaction and integration-related costs discussed below.

We incurred transaction and integration-related costs of $12.5 million and $21.0 million during the three and nine months ended September 30, 2018, respectively, related to the acquisition of Meridian. These costs include severance payments to former executives, advisory, legal and other professional fees that are reflected in selling, general and administrative ("SG&A") expense in our condensed consolidated statement of comprehensive income.

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

The fair value of the consideration transferred in the Universal American acquisition consisted of the following:

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

The fair value of the Convertible Notes was determined based on quoted market prices; therefore, have been classified within Level 1 of the fair value hierarchy. Refer to Note 3 - Acquisitions to the consolidated financial statements included in our 2017 Form 10-K for further discussion of the repurchase of the Convertible Notes.

(b) We redeemed an aggregate of $40.0 million of Universal American's Preferred Shares, which became redeemable by the holders on April 28, 2017, due to certain change in control provisions for the Preferred Shares. We redeemed the Preferred Shares for $41.0 million, which includes the $40.0 million par value of the Preferred Shares and $1.0 million of accrued dividends. Refer to Note 3 - Acquisitions to the consolidated financial statements included in our 2017 Form 10-K for further discussion of the redemption of the Preferred Shares.

(c) Pursuant to the terms of the Universal American acquisition, outstanding vested and unvested stock-based compensation awards as of April 28, 2017 converted to the right to receive cash. We estimated the fair value of these awards on April 28, 2017 and attributed that fair value to pre-acquisition and post-acquisition services in accordance with GAAP. Accordingly, $12.9 million of the fair value of these awards was attributed to pre-acquisition services and is included in the estimated consideration transferred, and approximately $20.0 million has been, or will be, included in our post-acquisition financial statements as compensation costs and reflected as a selling, general and administrative expense in our condensed consolidated statements of comprehensive income.

The final allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date included total tangible net assets of $189.8 million, primarily comprised of cash and cash equivalents, investments, premiums receivable and medical benefits payable.

In addition, we recorded $298.2 million for the final valuation of identified intangible assets, primarily associated with acquired membership, tradenames and Universal American's provider networks. We valued the acquired membership and tradename intangible assets using an income approach (discounted future cash flow analysis) based on our consideration of historical financial results and expected industry and market trends. We discounted the future cash flows by a weighted-average cost of capital based on an analysis of the cost of capital for comparable companies within our industry. We valued the acquired provider network using a cost approach, which utilizes cost assumptions applicable at the valuation date to determine the cost of constructing a similar asset. Our other intangible assets include acquired operating licenses, certain non-compete agreements and acquired technology, which were valued using a combination of income and cost approaches. We amortize the intangible assets over the period we expect these assets to contribute directly or indirectly to our future cash flows on a straight-line basis, which approximates the expected pattern of economic consumption over their estimated useful lives. The weighted average amortization period for these intangible assets is 10.5 years.

We recorded $282.0 million for the valuation of goodwill, assigned to our Medicare Health Plans reportable segment, for the excess of the purchase price over the estimated fair value of the net assets acquired. The recorded goodwill and other intangible assets related to the acquisition are not deductible for tax purposes.

Condensed Consolidated Statement of Comprehensive Income

We included the results of Universal American's operations after the acquisition in our condensed consolidated financial statements. The amount of premium revenue attributable to Universal American included in our condensed consolidated statement of comprehensive income, for the three and nine months ended September 30, 2018, was $378.6 million and $1.2 billion, respectively. Additionally, our condensed consolidated statement of comprehensive income for the three and nine months ended September 30, 2018 included pretax income of $21.8 million and $53.5 million, respectively, attributable to Universal American's operations, which includes transaction and integration-related costs of $0.6 million and $4.5 million, respectively, related to the ongoing integration of the operations. These costs include severance payments, and advisory, legal and other professional fees that are reflected in SG&A expense in our condensed consolidated statement of comprehensive income.

During the three and nine months ended September 30, 2017, the amount of revenue attributable to Universal American included in our condensed consolidated statements of comprehensive income was $355.4 million and $590.5 million, respectively. Pretax net income (loss) attributable to Universal American included in our condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2017 was $23.9 million and $(7.8) million, respectively. These results include transaction and integration-related costs of approximately $6.6 million and $33.3 million incurred during the three and nine months ended September 30, 2017, respectively. These costs include severance payments, and advisory, legal and other professional fees that are reflected in SG&A expense in our condensed consolidated statement of comprehensive income.

Goodwill

A summary of changes in our goodwill by reportable segment is as follows for the nine months ended September 30, 2018:

	Medicaid Health Plans	Medicare Health Plans	Not assigned(1)	Total
Balance as of December 31, 2017	$274.7	$386.0	$—	$660.7
Acquisitions(1)	—	—	1,086.5	1,086.5
Acquisition related adjustments	—	6.3	—	6.3
Balance as of September 30, 2018 (1)	$274.7	$392.3	$1,086.5	$1,753.5

(1) Goodwill related to our September 1, 2018 Meridian acquisition is considered preliminary, pending the final allocation of the applicable purchase price. The assignment of goodwill to our respective segments has not been completed at this time.

Unaudited Pro Forma Financial Information

The results of operations and financial condition for our 2018 and 2017 acquisitions have been included in our condensed consolidated financial statements since the respective acquisition dates. The unaudited pro forma financial information presented below reflects our 2018 acquisition of Meridian and 2017 acquisitions, including Universal American, assuming the acquisitions occurred as of January 1, 2017.

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

	Pro Forma - Unaudited
	Three Months ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2018	2017	2018	2017
Total revenues	$5,869.8	$5,284.6	$17,337.8	$15,399.8
Net income	$106.9	$164.2	$355.2	$305.8

Earnings per common share:
Basic	$2.14	$3.30	$7.12	$6.16
Diluted	$2.11	$3.27	$7.03	$6.10

Weighted average common shares outstanding:
Basic	49,976,863	49,717,239	49,949,219	47,665,643
Diluted	50,648,578	50,176,580	50,514,031	50,117,463

The pro forma results presented in the schedule above include adjustments related to the following purchase accounting and other acquisition-related costs:

•	Elimination of historical intangible asset amortization expense and addition of amortization expense based on the current preliminary values of identified intangible assets;

•	Elimination of interest expense associated with retired obligations and addition of interest expense based on debt incurred to finance the Meridian transaction;

•	Elimination of results for Meridian operations not acquired;

•	Elimination of transaction and integration-related costs;

•	Elimination of Universal American discontinued operations;

•	Include 5,207,547 shares of our common stock issued to finance the Meridian transaction;

•	Adjustments to align the acquisitions to our accounting policies; and

•	Tax effects of the adjustments noted above.

Pending Acquisition

In September 2018, we entered into an asset purchase agreement with Aetna Inc. ("Aetna") to acquire Aetna's entire standalone Medicare Part D prescription drug plan business ("Aetna Part D business"), which Aetna plans to divest as part of CVS Health Corporation's proposed acquisition of Aetna ("CVS Health Transaction"). The closing of the acquisition is subject to the closing of the CVS Health Transaction and other customary closing conditions. The Aetna Part D business had an aggregate of approximately 2.2 million members as of June 30, 2018. Per the terms of the agreements, Aetna will provide administrative services to, and retain financial risk of, the Aetna Part D business through 2019.

3. SEGMENT REPORTING

On a regular basis, we evaluate discrete financial information and assess the performance of our three reportable segments Medicaid Health Plans, Medicare Health Plans and Medicare PDPs, to determine the most appropriate use and allocation of Company resources. In addition, the Corporate and Other category includes businesses that are not individually reportable because they do not meet the quantitative thresholds required by generally accepted accounting principles.

We allocate premium revenue, medical benefits expense, Medicaid premium taxes, the ACA industry fee incurred in 2018 and goodwill to our reportable segments. We do not allocate to our reportable segments any other assets and liabilities, investment and other income, selling, general and administrative expenses, depreciation and amortization, or interest expense. The Company's decision-makers primarily use premium revenue, medical benefits expense and gross margin to evaluate the performance of our reportable segments.

Our Corporate and Other category includes net investment and other income, SG&A expenses, depreciation, amortization and interest. Also included in this category are results for operating segments that are not individually reportable because they do not meet the quantitative thresholds required by generally accepted accounting principles.

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

Our Medicaid operations in Kentucky and Florida individually account for 10% or more of our consolidated premium revenue. Those states and the respective Medicaid premium revenue as a percentage of total consolidated premium revenue are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Kentucky	13%	15%	14%	15%
Florida	13%	15%	13%	15%

In July 2018, we received a Notice of Intent to Award a five-year contract from the Florida Department of Health to provide statewide-managed care services to more than 60,000 children with medically complex conditions through the Children's Medical Services Managed Care Plan ("CMS Plan") intended to begin on January 1, 2019. Additionally, in April 2018, we received a Notice of Agency Decision from the Florida Agency for Health Care Administration (“AHCA”) that it intends to award our subsidiary, Staywell, a new five-year contract to provide managed care services to Medicaid-eligible beneficiaries, including Managed Medical Assistance and Long-Term Care beneficiaries in 10 of 11 regions. As part of the Medicaid Managed Care program, we expect to provide statewide managed care services to beneficiaries in the Serious Mental Illness Specialty Plan, which currently has more than 75,000 beneficiaries statewide. The new statewide Medicaid Managed Care program is expected to begin implementation on December 1, 2018. These contract awards are subject to the outcome of a protest and appeal process.

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

	Medicaid Health Plan	Medicare Health Plan	Medicare PDP	Corporate & Other	Consolidated
For the Three Months Ended September 30, 2018	(in millions)
Premium	$3,223.3	$1,582.0	$182.3	$1.2	$4,988.8
Products and services	—	—	—	34.6	34.6
Total premium and products and services revenues	3,223.3	1,582.0	182.3	35.8	5,023.4

Medical benefits	2,738.1	1,340.8	115.1	1.0	4,195.0
Costs of products and services	—	—	—	33.5	33.5
ACA industry fee	54.4	27.5	4.6	—	86.5
Medicaid premium taxes	31.5	—	—	—	31.5
Total gross margin expenses	2,824.0	1,368.3	119.7	34.5	4,346.5

Gross margin (1)	399.3	213.7	62.6	1.3	676.9

Investment and other income	—	—	—	34.7	34.7
Other expenses (2)	—	—	—	(503.0)	(503.0)
Income from operations	$399.3	$213.7	$62.6	$(467.0)	$208.6

For the Three Months Ended September 30, 2017
Premium	$2,722.7	$1,466.3	$201.9	$—	$4,390.9
Products and services	—	—	—	—	—
Total premium and products and services revenues	2,722.7	1,466.3	201.9	—	4,390.9

Medical benefits	2,341.7	1,256.3	142.7	—	3,740.7
Costs of products and services	—	—	—	—	—
ACA industry fee	—	—	—	—	—
Medicaid premium taxes	29.5	—	—	—	29.5
Total gross margin expenses	2,371.2	1,256.3	142.7	—	3,770.2

Gross margin (1)	351.5	210.0	59.2	—	620.7

Investment and other income	—	—	—	12.0	12.0
Other expenses (2)	—	—	—	(420.8)	(420.8)
Income from operations	$351.5	$210.0	$59.2	$(408.8)	$211.9

	Medicaid Health Plan	Medicare Health Plan	Medicare PDP	Corporate & Other	Consolidated
For the Nine Months Ended September 30, 2018	(in millions)
Premium	$8,899.4	$4,684.9	$642.2	$1.2	$14,227.7
Products and services	—	—	—	34.6	34.6
Total premium and products and services revenues	8,899.4	4,684.9	642.2	35.8	14,262.3

Medical benefits	7,601.1	3,929.8	491.1	1.0	12,023.0
Costs of products and services	—	—	—	33.5	33.5
ACA industry fee	151.5	81.8	13.7	—	247.0
Medicaid premium taxes	94.2	—	—	—	94.2
Total gross margin expenses	7,846.8	4,011.6	504.8	34.5	12,397.7

Gross margin (1)	1,052.6	673.3	137.4	1.3	1,864.6

Investment and other income	—	—	—	81.0	81.0
Other expenses (2)	—	—	—	(1,341.9)	(1,341.9)
Income from operations	$1,052.6	$673.3	$137.4	$(1,259.6)	$603.7

For the Nine Months Ended September 30, 2017
Premium	$8,058.3	$3,877.6	$695.6	$—	$12,631.5
Products and services	—	—	—	—	—
Total premium and products and services revenues	8,058.3	3,877.6	695.6	—	12,631.5

Medical benefits	7,039.2	3,301.4	597.7	—	10,938.3
Costs of products and services	—	—	—	—	—
ACA industry fee	—	—	—	—	—
Medicaid premium taxes	90.6	—	—	—	90.6
Total gross margin expenses	7,129.8	3,301.4	597.7	—	11,028.9

Gross margin (1)	928.5	576.2	97.9	—	1,602.6

Investment and other income	—	—	—	30.6	30.6
Other expenses (2)	—	—	—	(1,176.2)	(1,176.2)
Income from operations	$928.5	$576.2	$97.9	$(1,145.6)	$457.0

(1)
Effective July 1, 2018, the Company redefined gross margin as total revenues less investment and other income, medical expenses, cost of products and services, the ACA industry fee expense, and Medicaid premium tax expense. Accordingly, results for the three and nine months ended September 30, 2017 were adjusted to include Medicaid premium taxes, which decreased gross margin by $29.5 million and $90.6 million, respectively.

(2)
Effective July 1, 2018, other expenses include SG&A expenses, depreciation, amortization and interest. Accordingly, results for the three and nine months ended September 30, 2017 were adjusted to exclude Medicaid premium taxes, which decreased other expenses by $29.5 million and $90.6 million, respectively.

4. EQUITY AND EARNINGS PER SHARE

Issuance of Common Stock
In August 2018, we completed a public offering of our common stock and issued 5,207,547 shares of our common stock, at an offering price of $265.00 per share. The net proceeds from the offering were approximately $1.3 billion, after deducting underwriting discounts and offering costs of approximately $37.7 million. We used the net proceeds to fund the acquisition of Meridian.
Earnings per Common Share

We compute basic earnings per common share on the basis of the weighted-average number of unrestricted common shares outstanding. We compute diluted earnings per common share on the basis of the weighted-average number of unrestricted common shares outstanding plus the dilutive effect of our stock-based compensation awards using the treasury stock method.

The calculation of the weighted-average common shares outstanding — diluted is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Weighted-average common shares outstanding — basic	47,712,712	44,509,692	45,692,804	44,458,096
Dilutive effect of outstanding stock-based compensation awards	671,715	459,341	594,812	451,820
Weighted-average common shares outstanding — diluted	48,384,427	44,969,033	46,287,616	44,909,916
Anti-dilutive stock-based compensation awards excluded from computation	136,428	147,141	184,964	51,475

5. INVESTMENTS

The Company considers all of its investments as available-for-sale securities. Excluding restricted cash, cash equivalents and investments, the amortized cost, gross unrealized gains or losses and estimated fair value of short-term and long-term investments by security type are summarized in the following tables.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2018
Asset-backed securities	$127.3	$—	$(0.6)	$126.7
Corporate debt securities	941.0	0.3	(9.4)	931.9
Municipal securities	266.0	0.1	(3.2)	262.9
Residential mortgage-backed securities	36.7	—	(0.5)	36.2
Short-term time deposits	341.6	—	—	341.6
Government and agency obligations	98.3	—	(1.0)	97.3
Other securities	82.3	—	(0.1)	82.2
Total	$1,893.2	$0.4	$(14.9)	$1,878.8
December 31, 2017
Asset-backed securities	$88.9	$—	$(0.2)	$88.7
Corporate debt securities	400.6	0.7	(1.2)	400.1
Municipal securities	223.7	1.0	(1.9)	222.8
Residential mortgage-backed securities	11.2	—	—	11.2
Short-term time deposits	300.4	—	—	300.4
Government and agency obligations	148.7	—	(1.2)	147.5
Other securities	65.2	—	(0.2)	65.0
Total	$1,238.7	$1.7	$(4.7)	$1,235.7

Contractual maturities of available-for-sale securities at September 30, 2018 are as follows:

	Total	Within 1 Year	1 Through 5 Years	5 Through 10 Years	Thereafter
Asset-backed securities	$126.7	$51.1	$71.6	$1.2	$2.8
Corporate debt securities	931.9	525.6	319.8	75.8	10.7
Municipal securities	262.9	12.6	146.4	79.5	24.4
Residential mortgage-backed securities	36.2	—	0.4	0.3	35.5
Short-term time deposits	341.6	341.6	—	—	—
Government and agency obligations	97.3	53.7	39.3	4.3	—
Other securities	82.2	49.8	—	3.0	29.4
Total	$1,878.8	$1,034.4	$577.5	$164.1	$102.8

Actual maturities may differ from contractual maturities due to the exercise of pre-payment options.

We sold available-for-sale investments totaling $252.4 million and $141.9 million during the three months ended September 30, 2018 and 2017, respectively, and $471.2 million and $224.8 million during the nine months ended September 30, 2018 and 2017, respectively. Realized gains and losses resulting from sales and redemptions of our available-for-sale investments were immaterial for all periods presented. Additionally, we did not realize any other-than-temporary impairment during any of these periods.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2018
Cash	$4.9	$—	$—	$4.9
Money market funds	61.1	—	—	61.1
U.S. government securities and other	169.6	—	(0.8)	168.8
Total	$235.6	$—	$(0.8)	$234.8
December 31, 2017
Cash	$5.7	$—	$—	$5.7
Money market funds	58.7	—	—	58.7
U.S. government securities and other	147.4	—	(0.8)	146.6
Total	$211.8	$—	$(0.8)	$211.0

Realized gains and losses on sales and redemptions of our restricted cash, cash equivalents and investments were not material for all periods presented.

7. STOCK-BASED COMPENSATION

Our Compensation Committee awards certain equity-based compensation under our stock plans, including restricted stock units ("RSUs"), performance stock units ("PSUs") and, through 2015, market stock units ("MSUs"). Compensation expense related to our stock-based compensation awards was $21.4 million and $9.3 million for the three months ended September 30, 2018 and 2017, respectively, and $51.5 million and $32.8 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was $91.0 million of unrecognized compensation cost related to unvested stock-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.9 years. The unrecognized compensation cost for certain of our PSUs, which are subject to variable accounting, was determined based on our closing common stock price of $320.49 as of September 28, 2018 and amounted to approximately $33.3 million of the total unrecognized compensation cost. Due to the nature of the accounting for these awards, future compensation cost will fluctuate based on changes in our common stock price.

A summary of RSU, PSU and MSU award activity, at target, for the nine months ended September 30, 2018, is presented in the table below. For our PSUs and MSUs, shares attained over target upon vesting are reflected as awards granted during the period, while shares canceled due to vesting below target are reflected as awards forfeited during the period.

	RSUs	PSUs	MSUs	Total
Outstanding as of January 1, 2018	274,643	552,618	45,230	872,491
Granted	121,902	256,679	45,075	423,656
Vested	(128,210)	(154,055)	(90,150)	(372,415)
Forfeited	(15,251)	(33,361)	(155)	(48,767)
Outstanding as of September 30, 2018	253,084	621,881	—	874,965

The weighted-average grant-date fair value of all equity awards granted during the nine months ended September 30, 2018 was $199.39.

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

8. DEBT

The following table summarizes our outstanding debt obligations and their classification in the accompanying condensed consolidated balance sheets (in millions):

	September 30, 2018	December 31, 2017
Long-term debt, net:
5.25% Senior Notes, due April 1, 2025	$1,200.0	$1,200.0
5.375% Senior Notes, due August 15, 2026	750.0	—
Revolving Credit Facility	200.0	—
Debt issuance costs	(24.6)	(17.6)
Total long-term debt, net	$2,125.4	$1,182.4

5.375% Senior Notes due 2026

On August 13, 2018, we completed the offering and sale of 5.375% unsecured senior notes due 2026 in the aggregate principal amount of $750.0 million (the “2026 Notes”). The aggregate net proceeds from the issuance of the 2026 Notes were $739.0 million, which were used to fund a portion of the cash consideration for our acquisition of Meridian.

The 2026 Notes will mature on August 15, 2026, and bear interest at a rate of 5.375% per annum, payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2019.

The 2026 Notes were issued under an indenture, dated as of August 13, 2018 (the “Indenture”), between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The Indenture contains covenants that, among other things, limit our ability and the ability of our subsidiaries under certain circumstances to:

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

Ranking and Optional Redemption

The 2026 Notes are senior obligations of our company and rank equally in right of payment with all of our other existing and future unsecured and unsubordinated indebtedness. In addition, the 2026 Notes will be structurally subordinated to all indebtedness and other liabilities of our subsidiaries (unless our subsidiaries become guarantors of the 2026 Notes).

At any time prior to August 15, 2021, we may, on any one or more occasions redeem up to 40% of the aggregate principal amount of 2026 Notes at a redemption price equal to 105.375% of the principal amount of the 2026 Notes redeemed, plus accrued and unpaid interest, if any, with the net cash proceeds of an equity offering by the Company; provided that:

(1)
at least 50% of the aggregate principal amount of the 2026 Notes issued under the Indenture (including any additional 2026 Notes, but excluding 2026 Notes held by the Company or its subsidiaries) remains outstanding immediately after the occurrence of such redemption, unless all such 2026 Notes are redeemed substantially concurrently with the redemption of 2026 Notes; and

(2)	the redemption occurs within 180 days of the date of the closing of such equity offering.

At any time prior to August 15, 2021, we may on any one or more occasions redeem all or a part of the 2026 Notes, at a redemption price equal to 100% of the principal amount of the 2026 Notes redeemed, plus the Applicable Premium, as defined in the Indenture.

Except pursuant to the preceding two paragraphs, the 2026 Notes will not be redeemable at our option prior to August 15, 2021.

On or after August 15, 2021, we may on any one or more occasions redeem all or a part of the 2026 Notes, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if any, on the 2026 Notes redeemed, to, but not including, the applicable date of redemption, if redeemed during the twelve-month period beginning on August 15 of the years indicated below, subject to the rights of holders of 2026 Notes on the relevant record date to receive interest due on the relevant interest payment date:

Period	Redemption Price
2021	104.031%
2022	102.688%
2023	101.344%
2024 and thereafter	100.000%

The 2026 Notes are classified as long-term debt in our condensed consolidated balance sheet at September 30, 2018 based on their August 2026 maturity date.

5.25% Senior Notes due 2025

On March 22, 2017, we completed the offering and sale of 5.25% unsecured senior notes due 2025 in the aggregate principal amount of $1,200.0 million (the “2025 Notes”). The aggregate net proceeds from the issuance of the 2025 Notes were $1,182.2 million, with a portion of the net proceeds from the offering used to repay the $100.0 million outstanding under our credit agreement dated January 8, 2016 (the "Credit Agreement", discussed further below) and to redeem the full $900.0 million aggregate principal amount of our 5.75% unsecured senior notes (the "2020 Notes") on April 7, 2017, which is discussed further below. The remaining net proceeds from the offering of the 2025 Notes were used for general corporate purposes, including organic growth and working capital.

The 2025 Notes are classified as long-term debt in our condensed consolidated balance sheet at September 30, 2018, based on their April 2025 maturity date. Refer to Note 10 - Debt to the consolidated financial statements included in our 2017 Form 10-K for additional information regarding these 2025 Notes, including applicable covenants.

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

Revolving Credit Facility

In January 2016, we entered into the Credit Agreement, which provides for a senior unsecured revolving loan facility (the "Revolving Credit Facility"), which had an initial aggregate principal amount at any time outstanding not to exceed $850.0 million. On March 22, 2017, we increased the aggregate principal amount available under our Credit Agreement from $850.0 million to $1.0 billion.

On July 23, 2018, we entered into an amended and restated Credit Agreement (“Amended and Restated Credit Agreement”) which increased the aggregate principle amount available under our Revolving Credit Facility from $1.0 billion to $1.3 billion. Additionally, in July 2018, we extended the maturity date under the Revolving Credit Facility from January 2021 to July 2023 and decreased the applicable margins for borrowings under the Revolving Credit Facility to a range of (A) 0.375% to 1.00% per annum for ABR Loans (as defined in the Amended and Restated Credit Agreement) and (B) 1.375% to 2.00% per annum for Eurodollar Loans (as defined in the Amended and Restated Credit Agreement), in each case depending on our ratio of total debt to consolidated EBITDA, as calculated in accordance with the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement also includes an accordion feature which allows the Company to increase the total commitments under the revolving credit facility by up to an additional $500 million, subject to certain conditions.

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

In August 2018, $225.0 million was drawn on our Revolving Credit Facility to partially fund the Meridian acquisition, of which $25.0 million was repaid during September 2018. As of September 30, 2018, $200.0 million was outstanding under the Revolving Credit Facility, and was classified as long-term in accordance with the contractual terms of the Amended and Restated Credit Agreement.

As of September 30, 2018, and the date of this filing, we were in compliance with all covenants under the 2026 Notes, the 2025 Notes and the Amended and Restated Credit Agreement.

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

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis at September 30, 2018 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset-backed securities	$126.7	$—	$126.7	$—
Corporate debt securities	931.9	—	931.9	—
Municipal securities	262.9	—	262.9	—
Residential mortgage-backed securities	36.2	—	36.2	—
Short-term time deposits	341.6	—	341.6	—
Government and agency obligations	97.3	97.3	—	—
Other securities	82.2	49.8	32.4	—
Total investments	$1,878.8	$147.1	$1,731.7	$—
Restricted cash, cash equivalents and investments:
Cash	$4.9	$4.9	$—	$—
Money market funds	61.1	61.1	—	—
U.S. government securities and other	168.8	168.6	0.2	—
Total restricted cash, cash equivalents and investments	$234.8	$234.6	$0.2	$—

Assets and liabilities measured at fair value on a recurring basis at December 31, 2017 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset-backed securities	$88.7	$—	$88.7	$—
Corporate debt securities	400.1	—	400.1	—
Municipal securities	222.8	—	210.5	12.3
Residential mortgage-backed securities	11.2	—	11.2	—
Short-term time deposits	300.4	—	300.4	—
Government and agency obligations	147.5	147.5	—	—
Other securities	65.0	52.8	12.2	—
Total Investments	$1,235.7	$200.3	$1,023.1	$12.3
Restricted cash, cash equivalents and investments:
Cash	$5.7	$5.7	$—	$—
Money market funds	58.7	58.7	—	—
U.S. government securities and other	146.6	146.4	0.2	—
Total restricted cash, cash equivalents and investments	$211.0	$210.8	$0.2	$—

The following table presents the carrying value and fair value of our long-term debt outstanding as of September 30, 2018 and December 31, 2017:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term debt - September 30, 2018	2,125.4	1,985.8	200.0	—
Long-term debt - December 31, 2017	1,182.4	1,274.3	—	—

The fair value of our 2026 Notes and 2025 Notes were determined based on quoted market prices; therefore, would be classified within Level 1 of the fair value hierarchy. The fair value of obligations outstanding under our Revolving Credit Facility as of September 30, 2018, approximated carrying value and would be classified within Level 2 of the fair value hierarchy. There were no borrowings outstanding under our Revolving Credit Facility as of December 31, 2017.

During June 2018, we sold the remaining auction rate securities in our portfolio. The sale resulted in a loss of $1.2 million that was included within investment and other income in the condensed consolidated statements of comprehensive income for the nine months ended September 30, 2018. There was no activity recorded during the three months ended September 30, 2018. The following table presents the changes in the fair value of our Level 3 auction rate securities for the nine months ended September 30, 2018 and the three and nine months ended September 30, 2017.

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2017	2018	2017
Balance at beginning of period	$12.3	$12.3	$12.4
Realized gains (losses) in earnings	—	(1.2)	—
Changes in unrealized gains (losses) in other comprehensive income	—	1.4
Purchases, sales and redemptions	—	(12.5)	(0.1)
Net transfers in or (out) of Level 3	—	—	—
Balance at end of period	$12.3	$—	$12.3

10. MEDICAL BENEFITS PAYABLE

A reconciliation of the beginning and ending balances of medical benefits payable, by segment, is as follows:

	For the nine months ended September 30, 2018
	Medicaid Health Plans	Medicare Health Plans	Medicare PDPs	Corporate and other (2)	Consolidated
Beginning balance (1)	$1,373.2	$722.5	$50.6	$—	$2,146.3
Acquisitions	478.2	47.1	—	2.7	528.0

Medical benefits incurred related to:
Current year	7,803.2	4,051.6	560.4	1.0	12,416.2
Prior years	(202.1)	(121.8)	(69.3)	—	(393.2)
Total	7,601.1	3,929.8	491.1	1.0	12,023.0

Medical benefits paid related to:
Current year	(6,562.2)	(3,382.3)	(502.9)	(0.8)	(10,448.2)
Prior years	(889.3)	(488.3)	30.0	(0.1)	(1,347.7)
Total	(7,451.5)	(3,870.6)	(472.9)	(0.9)	(11,795.9)
Ending balance (1)	$2,001.0	$828.8	$68.8	$2.8	$2,901.4

(1) The Medicaid Health Plans and Consolidated beginning and ending balances for 2018 include a premium deficiency reserve for our Illinois Medicaid programs ("Illinois PDR"), which amounted to $20.6 million and $45.6 million at September 30, 2018 and December 31, 2017, respectively. See Note 2 - Summary of Significant Accounting Policies in our 2017 Form 10-K for further discussion.
(2) The Corporate and Other category includes operating segments that are not individually reportable because they do not meet the quantitative thresholds required by generally accepted accounting principles.

	For the nine months ended September 30, 2017
	Medicaid Health Plans	Medicare Health Plans	Medicare PDPs	Corporate and other (2)	Consolidated
Beginning balance	$1,135.8	$510.0	$44.7	$—	$1,690.5
Acquisitions	—	128.1	—	—	128.1

Medical benefits incurred related to:
Current year	7,229.9	3,397.4	662.7	—	11,290.0
Prior years	(190.7)	(96.0)	(65.0)	—	(351.7)
Total	7,039.2	3,301.4	597.7	—	10,938.3
					—
Medical benefits paid related to:
Current year	(6,104.3)	(2,905.4)	(633.7)	—	(9,643.4)
Prior years	(749.6)	(308.6)	21.5	—	(1,036.7)
Total	(6,853.9)	(3,214.0)	(612.2)	—	(10,680.1)
Ending balance	$1,321.1	$725.5	$30.2	$—	$2,076.8

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

Our consolidated medical benefits payable developed favorably by approximately $393.2 million and $351.7 million for the nine months ended September 30, 2018 and 2017, respectively. The release of the provision for moderately adverse conditions included in our prior year estimates was substantially offset by the provision for moderately adverse conditions established for claims incurred in the current year. Accordingly, the favorable development in our estimate of medical benefits payable related to claims incurred in prior years does not directly correspond to a decrease in medical benefits expense recognized during the period in which the favorable development is recognized.

Excluding the prior year development related to the release of the provision for moderately adverse conditions, our estimates of consolidated medical benefits payable developed favorably by approximately $215.2 million and $205.0 million for the nine months ended September 30, 2018 and 2017, respectively. Such amounts are net of the development relating to refunds due to government customers with minimum loss ratio provisions. The net favorable development recognized in both 2018 and 2017 was primarily in our Medicaid Health Plans segment and, to the lesser extent, in our Medicare Health Plans segment. The net favorable development resulted primarily due to a number of operational and clinical initiatives planned and executed, throughout both 2016 and 2017, that contributed to lower than expected pharmacy and medical trends, and actual claim submission time being faster than we originally assumed (i.e., our completion factors were higher than we originally assumed) in establishing our medical benefits payable in the prior years. This development does not directly correspond to an increase in our current year operating results as these reductions were offset by estimated current period medical benefits expense when we established our estimate of the current year medical benefits payable. Both completion factor and medical trend assumptions are influenced by utilization levels, unit costs, mix of business, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, our ability and practices to manage medical and pharmaceutical costs, claim submission patterns and operational changes resulting from business combinations, among others. Our actual costs were ultimately less than expected.

Our Meridian acquisition in September 2018 and our Universal American acquisition in April 2017 resulted in an increase to medical benefits payable as of the respective acquisition dates. See Note 2- Acquisitions, for additional information on the Meridian and Universal American acquisitions.

11. INCOME TAXES

Our effective income tax rate on pre-tax income was 39.3% and 36.4% for the three and nine months ended September 30, 2018, respectively, compared with 27.0% and 30.9% for the three and nine months ended September 30, 2017, respectively. The increases in our effective rate was primarily driven by the expiration of the 2017 ACA industry fee moratorium and reestablishment of the ACA industry fee for 2018, which is nondeductible for tax purposes, an increase in the company’s state tax rate resulting from the Meridian acquisition and increased apportionment to states with higher tax rates, and the recognition of certain previously unrecognized tax benefits during the three and nine months ended September 30, 2017. This increase was partially offset by the federal income tax rate decrease resulting from the enactment of the Tax Cuts and Jobs Act of 2017 (“TCJA”) (discussed in Note 14 - Income Taxes to the consolidated financial statements in the 2017 Form 10-K). There were no significant changes to unrecognized tax benefits for the three and nine months ended September 30, 2018. Our unrecognized tax benefits are not expected to change significantly during the next 12 months.

The TCJA was enacted on December 22, 2017. The TCJA, in part, reduced the U.S. federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018. Staff Accounting Bulletin No. 118 allows filers one year subsequent to the end of the tax year to finalize the valuation of deferred tax assets and liabilities. At September 30, 2018, we had not completed our accounting for the tax effects resulting from enactment of TCJA with respect to valuation of our deferred tax assets and liabilities. We will continue to make and refine our calculations as additional analysis is completed.

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

The following table summarizes the total assets and liabilities of our discontinued operations:

	September 30, 2018	December 31, 2017
	(in millions)
Assets
Cash and cash equivalents	$1.9	$1.3
Investments	43.3	46.5
Reinsurance recoverables	169.4	166.9
Other assets	0.5	0.5
Total Assets	$215.1	$215.2

Liabilities
Reserves and other policy liabilities	$149.4	$148.6
Other liabilities	65.7	66.6
Total liabilities	$215.1	$215.2

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

In connection with these matters, we have advanced to the five individuals cumulative legal fees and related expenses of approximately $237.0 million from the inception of the investigations through September 30, 2018. We incurred $0.1 million and $0.8 million of these fees and related expenses during the three and nine months ended September 30, 2018, respectively, compared with $1.2 million and $6.7 million, respectively, for the same periods in 2017. These fees are not inclusive of the amounts recovered from Mr. Farha and Mr. Behrens discussed above. We expense these costs as incurred and classify the costs as selling, general and administrative expense incurred in connection with the investigations and related matters.

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
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Form 10-Q for the quarterly period ended September 30, 2018 ("2018 Form 10-Q"), which are not historical fact may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Such statements, which may address, among other things, our financial outlook, the timing of the launch of new programs, pending new Medicaid contracts, the appropriation and payment to us by state governments of Medicaid premiums receivable, and the status of pending acquisitions, including our acquisition of Aetna's Part D business (as defined herein), rate changes, market acceptance of our products and services, our ability to finance growth opportunities, our ability to respond to changes in laws and government regulations, including any repeal, replacement or modification of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA"), implementation of our growth strategies, projected capital expenditures, liquidity and the availability of additional funding sources may be found in this Item of this 2018 Form 10-Q and elsewhere in this report generally. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "targets," "predicts," "potential," "continues" or the negative of such terms or other comparable terminology. Forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. Please refer to the Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 Form 10-K") and in Part II, Item 1A of this 2018 Form 10-Q. These forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, as they are based on management's expectations and beliefs about future events and circumstances. Given the risks and uncertainties inherent in forward-looking statements, any of our forward-looking statements could be incorrect and investors are cautioned not to place undue reliance on any of our forward-looking statements. Subsequent events and developments may cause actual results to differ, perhaps materially, from our forward-looking statements. We undertake no duty and expressly disclaim any obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Our actual results may differ materially from those indicated by forward-looking statements as a result of various important factors, including the expiration, cancellation, delay, suspension or amendment of our state and federal contracts. In addition, our results of operations and estimates of future earnings depend, in large part, on accurately estimating and effectively managing health care benefits and other operating expenses. A variety of factors may affect our premium revenue, medical expenses, profitability, cash flows and liquidity, including the outcome of any protests and litigation related to Medicaid awards, our ability to meet the requirements of readiness reviews, competition, changes in health care practices, changes in the demographics of our members, changes in the eligibility for participation in government programs, and changes to eligibility certification requirements, higher than expected utilization of health care services by our members, changes in federal or state laws and regulations or their interpretations, inflation, provider contract changes, changes in or suspensions or terminations of our contracts with government agencies, new technologies, such as new, expensive medications, potential reductions in Medicaid and Medicare revenue, the appropriation and payment to us by state governments of Medicaid premiums receivable, our ability to negotiate actuarially sound rates, especially in new programs with limited experience, government-imposed surcharges, taxes or assessments, changes to how provider payments are made by governmental payors, the ability of state customers to launch new programs on their announced timelines, or at all, the timing of the approval by the Centers for Medicare & Medicaid Services ("CMS") of Medicaid contracts, or changes to the contracts or rates required to obtain CMS approval, major epidemics, disasters and numerous other factors affecting the delivery and cost of health care, such as major health care providers' inability to maintain their operations and our ability to implement health care value-added programs and our ability to control our medical costs and other operating expenses, including through our vendors. Governmental action or inaction could result in premium revenues not increasing to offset any increase in medical costs, the annual premium-based health insurance industry assessment (the "ACA industry fee") or other operating expenses. Once set, premiums are generally fixed for one-year periods and, accordingly, costs that exceed our estimates or our regulators' actuarial pricing assumptions during such periods generally may not be able to be recovered through higher premiums or rate adjustments. Furthermore, if we are unable to estimate accurately incurred but not reported medical costs in the current period, our future profitability may be adversely affected. Due to these factors and risks, we cannot provide any assurance regarding our future premium levels or our ability to control our future medical costs.

In addition, the risks and uncertainties include, but are not limited to, our progress on top priorities such as integrating care management, advocating for our members, building advanced relationships with providers and government partners, delivering prudent, profitable growth, our ability to effectively estimate and manage growth, the ability to complete the acquisition of Aetna's Part D business (as defined herein) in a timely manner or at all (which may adversely affect our business and the price of our common stock), the failure to satisfy the conditions to the consummation of the acquisition (including the closing of CVS Health’s acquisition of Aetna and other customary closing conditions), our ability to effectively identify, execute and integrate acquisitions and performance of our acquisitions once acquired, including the ability to achieve expected synergies of the Meridian acquisition within the expected time frames or at all, the ability to achieve accretion to WellCare’s earnings, revenues or other benefits expected, disruption to business relationships, operating results, and business generally of WellCare and/or Meridian and the ability to retain Meridian employees, our ability to address operational challenges relating to the integration of Meridian with our existing business. Due to these factors and risks, we may be required to write down or take impairment charges of assets associated with acquisitions. Furthermore, at both the federal and state government levels, legislative and regulatory proposals have been made related to, or potentially affecting, the health care industry, including but not limited to, repeal, replacement or modification of the ACA, reform of the Medicaid and Medicare programs, limitations on managed care organizations, changes to membership eligibility, and benefit mandates. Any such legislative or regulatory action could have the effect of reducing the premiums paid to us by governmental programs, increasing our medical and administrative costs or requiring us to materially alter the manner in which we operate. We are unable to predict the specific content of any future legislation, action or regulation that may be enacted or when any such future legislation or regulation will be adopted. Therefore, we cannot predict accurately the effect or ramifications of such future legislation, action or regulation on our business, financial condition, results of operations, and/or cash flows.

OVERVIEW

Introduction

WellCare Health Plans, Inc. (the "Company," "we," "us," or "our") focuses primarily on providing government-sponsored managed care services to families, children, seniors and individuals with complex medical needs primarily through Medicaid, Medicare Advantage ("MA") and Medicare Prescription Drug Plans ("PDP"), as well as individuals in the Health Insurance Marketplace. As of September 30, 2018, we served approximately 5.5 million members nationwide. As of September 30, 2018, we operated Medicaid health plans, including states where we receive Medicaid premium revenues associated with dually eligible special needs plans, in Arizona, Florida, Georgia, Hawaii, Illinois, Kentucky, Michigan, Missouri, Nebraska, New Jersey, New York, South Carolina and Texas.

As of September 30, 2018, we also operated MA coordinated care plans ("CCPs") in Arizona, Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Kentucky, Louisiana, Maine, Michigan, Mississippi, New Jersey, New York, North Carolina, Ohio, South Carolina, Tennessee and Texas, as well as stand-alone Medicare prescription drug plans ("PDP") in 50 states and the District of Columbia.

In September 2018, we completed the acquisition of Meridian Health Plan of Michigan, Inc., Meridian Health Plan of Illinois, Inc., and MeridianRx, a pharmacy benefit manager ("PBM") (collectively, “Meridian”). As a result of the acquisition, we expanded our Medicaid portfolio through the addition of Michigan, where Meridian has the leading market position; expanded our Medicaid presence in Illinois; and acquired an integrated PBM platform. Meridian also serves MA members in Illinois, Indiana, Michigan, and Ohio, as well as Health Insurance Marketplace members in Michigan.

Summary of Consolidated Financial Results

Summarized below are the key highlights for the three and nine months ended September 30, 2018. For additional information, refer to "Results of Operations" below, which discusses both consolidated and segment results.

▪
Membership at September 30, 2018 increased by 1.2 million, or 26.6%, compared with September 30, 2017. The increase was primarily driven by our September 2018 acquisition of Meridian as well as organic growth in our Medicare Health Plans segment, partially offset by decreased membership in our PDP segment resulting from our 2018 bid positioning.

▪
Premiums increased 13.6% for the three months ended September 30, 2018 compared with the same period in 2017, reflecting our September 2018 acquisition of Meridian, the assignment of additional members in our Illinois Medicaid health plan, organic growth in our Medicare Health Plans segment and the expiration of the 2017 ACA industry fee moratorium (discussed in Key Development and Accomplishments below), which reestablished the associated Medicaid ACA industry fee reimbursements from our state government partners for 2018. Premiums increased 12.6% for the nine months ended September 30, 2018 compared with the same period in 2017, as a result of the items noted above as well as the acquisition of Universal American in April 2017 and our participation in the Missouri Medicaid program expansion, effective May 1, 2017. These increases were partially offset by the previously discussed membership declines in our PDP segment.

▪
Net Income decreased $41.0 million for the three months ended September 30, 2018 compared with the same period in 2017, primarily reflecting the effect of the recognition of certain previously unrecognized tax benefits during the three months ended September 30, 2017, the expiration of the 2017 ACA industry fee moratorium and reestablishment of the ACA industry fee for 2018, which is nondeductible for tax purposes, and incremental retroactive revenue related to Florida. These decreases were partially offset by continued improvement in operational execution across all three of our segments and the effect of the Tax Cuts and Jobs Act of 2017 ("TCJA") which reduced the U.S. federal statutory corporate income tax rate for 2018 (discussed in Note 11 - Income Taxes to the condensed consolidated financial statements of this 2018 Form 10-Q). Net income increased $70.9 million for the nine months ended September 30, 2018 compared with the same period in 2017, reflecting continued improvement in operational execution, and increased investment income.

Key Developments and Accomplishments

Presented below are key developments and accomplishments relating to progress on our business strategy that have affected, or are expected to affect, our results:

•
In September 2018, we entered into an asset purchase agreement with Aetna Inc. ("Aetna") to acquire Aetna's entire standalone Medicare Part D prescription drug plan business ("Aetna Part D business"), which Aetna plans to divest as part of CVS Health Corporation's proposed acquisition of Aetna ("CVS Health Transaction"). The closing of the acquisition is subject to the closing of the CVS Health Transaction and other customary closing conditions. The Aetna Part D business had an aggregate of approximately 2.2 million members as of June 30, 2018. Per the terms of the agreements, Aetna will provide administrative services to, and retain financial risk of, the Aetna Part D business through 2019.

•
In September 2018, we completed the acquisition of Meridian for approximately $2.5 billion in cash. As a result of this transaction, we expanded our Medicaid portfolio through the addition of Michigan, where Meridian has the leading market position; expanded our Medicaid presence in Illinois; and acquired an integrated PBM platform. Meridian also serves MA members in Illinois, Indiana, Michigan and Ohio, as well as Health Insurance Marketplace members in Michigan.

•
In August 2018, we completed a public offering and issuance of 5,207,547 shares of our common stock, at an offering price of $265.00 per share. The net proceeds from the offering were approximately $1.3 billion, after deducting underwriting discounts and offering costs of $37.7 million. We used the net proceeds to fund the acquisition of Meridian.

•
In August 2018, we completed the offering and sale of 5.375% unsecured senior notes due 2026 in the aggregate principal amount of $750.0 million (the “2026 Notes"). The aggregate net proceeds from the issuance of the 2026 Notes were $739.0 million, which were used to fund a portion of the cash consideration for our acquisition of Meridian.

•
In July 2018, we entered into an amended and restated Credit Agreement (“Amended and Restated Credit Agreement”) which increased the aggregate principle amount available under our Revolving Credit Facility from $1.0 billion to $1.3 billion. Additionally, we extended the maturity date under the Revolving Credit Facility from January 2021 to July 2023.

•
In July 2018, we received a Notice of Intent to Award a contract from the Florida Department of Health to provide statewide-managed care services to more than 60,000 children with medically complex conditions through the Children's Medical Services Managed Care Plan ("CMS Plan") and the proposed five-year contract award is intended to begin on January 1, 2019. Additionally, in April 2018, we received a Notice of Agency Decision from the Florida

Agency for Health Care Administration (“AHCA”) that it intends to award our subsidiary, Staywell, a new five-year contract to provide managed care services to Medicaid-eligible beneficiaries, including Managed Medical Assistance and Long-Term Care beneficiaries in 10 of 11 regions. As part of the Medicaid Managed Care program, we expect to provide statewide managed care services to beneficiaries in the Serious Mental Illness Specialty Plan, which currently has more than 75,000 beneficiaries statewide. The new statewide Medicaid Managed Care program is expected to begin implementation on December 1, 2018. These contract awards are subject to the outcome of a protest and appeal process.

•
In March 2018, we announced that our Arizona subsidiary, Care1st Health Plan Arizona, Inc., was selected to enter into a contract with the Arizona Health Care Cost Containment System ("AHCCCS") to coordinate the provision of physical and behavioral healthcare services in the Central and North geographic service areas ("GSAs"). Under the new program, health plans were eligible to be awarded two of the three GSAs. Services under the new contract began on October 1, 2018. The initial term of the contract with AHCCCS is three years. The parties may extend the term upon mutual consent for up to two additional two-year terms.

•
Effective January 1, 2017, the Consolidated Appropriations Act, 2016 provided for a one-year moratorium on the ACA industry fee, which also eliminated the associated Medicaid ACA industry fee reimbursements from our state government partners. This 2017 moratorium expired effective January 1, 2018. Accordingly, we incurred $86.5 million and $247.0 million of ACA industry fee expense for the three and nine months ended September 30, 2018, respectively, compared with no expense for the same periods in 2017. Additionally, we recognized $71.5 million and $199.0 million in Medicaid ACA industry fee reimbursement revenue during the three and nine months ended September 30, 2018, respectively, compared with no reimbursement recognized for the same periods in 2017.

Political and Regulatory Developments

Our 2019 PDP bids resulted in one of our basic plans being below the benchmarks in 21 of the 34 CMS regions, and within the de minimis range in 10 other regions, compared with our 2018 bids, in which we were below the benchmarks in 25 of the 34 CMS regions, and within the de minimis range in five other regions.

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

In October 2018, CMS announced 2019 MA and PDP Star Ratings. Four of our 25 active MA contracts, serving certain members in California, Florida, Texas and New York/Maine, received an overall rating of 4.0 stars or higher and served approximately 41.2% of our total September 30, 2018 MA membership. Excluding members from our two dual demonstration MA contracts, which are not subject to star ratings, these four contracts served approximately 42.3% of our total September 30, 2018 MA membership.

Additionally, five of our MA contracts received an overall rating of 3.5 stars, including contracts serving certain members in Arizona, Connecticut, Kentucky, North Carolina, New York and Texas; while, eight of our MA contracts received an overall rating of 3.0 stars, serving members in 11 states, and eight of our MA contracts have not been scored due to size, are too new to be rated or not subject to star ratings.

Our MA plan serving Hawaii and Louisiana received an overall score of 3.0 stars, and for its Part D operations for 2018 and 2019 received a score of 2.5 stars and, as a result, could be subject to termination by CMS if the score does not improve for 2020.

RESULTS OF OPERATIONS

Condensed Consolidated Financial Results

The following tables set forth condensed consolidated statements of operations data, as well as other key data used in our results of operations discussion for the three and nine months ended September 30, 2018, compared with the same periods in 2017.

	For the Three Months Ended September 30,		Percentage	For the Nine Months Ended September 30,		Percentage
	2018	2017	Change	2018	2017	Change
Revenues:	(Dollars in millions)			(Dollars in millions)
Premium	$4,988.8	$4,390.9	13.6%	$14,227.7	$12,631.5	12.6%
Products and services	34.6	—	100.0%	34.6	—	100.0%
Investment and other income	34.7	12.0	189.2%	81.0	30.6	164.7%
Total revenues	5,058.1	4,402.9	14.9%	14,343.3	12,662.1	13.3%

Expenses:
Medical benefits	4,195.0	3,740.7	12.1%	12,023.0	10,938.3	9.9%
Costs of products and services	33.5	—	100.0%	33.5	—	100.0%
Selling, general and administrative	433.2	372.3	16.4%	1,167.0	1,040.2	12.2%
ACA industry fee	86.5	—	100.0%	247.0	—	100.0%
Medicaid premium taxes	31.5	29.5	6.8%	94.2	90.6	4.0%
Depreciation and amortization	46.2	31.4	47.1%	117.1	84.6	38.4%
Interest	23.6	17.1	38.0%	57.8	51.4	12.5%
Total expenses	4,849.5	4,191.0	15.7%	13,739.6	12,205.1	12.6%
Income from operations	208.6	211.9	(1.6)%	603.7	457.0	32.1%
Loss on extinguishment of debt	—	—	—%	—	26.1	(100.0)%
Income before income taxes and equity in losses of unconsolidated subsidiaries	208.6	211.9	(1.6)%	603.7	430.9	40.1%
Equity in earnings (losses) of unconsolidated subsidiaries	6.6	23.2	(71.6)%	(0.1)	22.1	NM
Income before income taxes	215.2	235.1	(8.5)%	603.6	453.0	33.2%
Income tax expense	84.6	63.5	33.2%	219.7	140.0	56.9%
Net income	$130.6	$171.6	(23.9)%	$383.9	$313.0	22.7%
Effective tax rate	39.3%	27.0%	12.3%	36.4%	30.9%	5.5%

NM - Not meaningful

Membership

In the following tables, we have summarized membership for our business segments in each state that exceeded 5% of our total membership, as well as all other states in the aggregate, as of September 30, 2018 and 2017, respectively.

	September 30, 2018
State	Medicaid Health Plans(1)	Medicare Health Plans(1)	Medicare PDPs	Total Membership	Percentage of Total
Illinois	862,000	27,000	34,000	923,000	16.8%
Florida	735,000	96,000	29,000	860,000	15.6%
Michigan	512,000	19,000	44,000	575,000	10.4%
Georgia	502,000	50,000	15,000	567,000	10.3%
Kentucky	448,000	13,000	22,000	483,000	8.8%
New York	152,000	89,000	52,000	293,000	5.3%
Missouri	265,000	—	16,000	281,000	5.1%
Other states	427,000	250,000	844,000	1,521,000	27.6%
Health Insurance Marketplace(2)	—	—	—	5,000	0.1%
Total	3,903,000	544,000	1,056,000	5,508,000	100.0%

	September 30, 2017
State	Medicaid Health Plans(1)	Medicare Health Plans(1)	Medicare PDPs	Total Membership	Percentage of Total
Illinois	139,000	18,000	36,000	193,000	4.4%
Florida	757,000	101,000	30,000	888,000	20.4%
Georgia	498,000	46,000	20,000	564,000	13.0%
Kentucky	446,000	9,000	23,000	478,000	11.0%
New York	144,000	89,000	57,000	290,000	6.7%
Missouri	291,000	—	17,000	308,000	7.1%
Other states	441,000	229,000	958,000	1,628,000	37.4%
Total	2,716,000	492,000	1,141,000	4,349,000	100.0%

(1) Medicaid Health Plans and Medicare Health Plans membership includes members who are dually-eligible and participate in both our Medicaid and Medicare programs. The dually-eligible membership was 68,000 and 52,000 of our Medicaid and Medicare membership as of September 30, 2018 and 2017, respectively.
(2) Health Insurance Marketplace, included in our Corporate and Other category as it does not meet the quantification thresholds required by generally accepted accounting principles and therefore not individually reportable, includes members from Michigan. Total Michigan membership is 582,000 members.

As of September 30, 2018, membership increased approximately 1.2 million members, or 26.6%, compared with September 30, 2017. Membership discussion by segment follows:

•
Medicaid Health Plans. Membership increased by 1.2 million or 43.7% year-over-year to 3.9 million members as of September 30, 2018. The increase was primarily driven by the acquisition of Meridian, as well as organic membership growth primarily in our Illinois Medicaid health plan as a result of a new contract with HFS to administer the Health Choice Illinois Medicaid managed care program statewide, effective January 1, 2018. These increases were partially offset by net eligibility decreases in certain of our Medicaid markets.

•
Medicare Health Plans. Membership as of September 30, 2018 increased by 52,000 year-over-year, or 10.6%, to 544,000 members. The increase is partially a result of the acquisition of Meridian which expanded our membership through the addition of Michigan, Indiana and Ohio, as well as deepened our presence in Illinois. Additionally, the increase reflects our 2018 bid positioning and organic growth.

•
Medicare PDPs. Membership as of September 30, 2018 decreased 85,000 year-over-year, or 7.4%, to 1.1 million members. The decrease was primarily the result of our 2018 bid positioning. Our 2018 PDP bids resulted in one of our basic plans being below CMS benchmarks in 25 of the 34 CMS regions, and within the de minimis range in five other regions, compared with our 2017 bids, in which we were below the benchmarks in 30 of the 34 CMS regions, and within the de minimis range in three other regions.

Premium Revenue

Premium revenue increased by approximately $597.9 million, or 13.6%, for the three months ended September 30, 2018, compared with the same period in 2017, reflecting our September 2018 acquisition of Meridian, the assignment of additional members in our Illinois Medicaid health plan, organic growth in our Medicare Health Plans segment and the expiration of the 2017 ACA industry fee moratorium, which reestablished the associated Medicaid ACA industry fee reimbursements from our state government partners for 2018. Premiums increased $1.6 billion, or 12.6%, for the nine months ended September 30, 2018 compared with the same period in 2017, as a result of the items noted above, as well as reflecting the acquisition of Universal American in April 2017 and our participation in the Missouri Medicaid program expansion, effective May 1, 2017. These increases were partially offset by the previously discussed membership declines in our PDP segment.

Medical Benefits Expense

Medical benefits expense increased by approximately $454.3 million, or 12.1%, for the three months ended September 30, 2018, compared with the same period in 2017, primarily driven by the 2018 acquisition of Meridian, the assignment of additional members in our Illinois Medicaid health plan and organic growth in our Medicare Health Plans segment. Medical benefits expense increased $1.1 billion, or 9.9%, for the nine months ended September 30, 2018 compared with the same period in 2017, as a result of the items noted above, as well as the acquisition of Universal American in April 2017, and our participation in the Missouri Medicaid program expansion, effective May 1, 2017. The increases were partially offset by the previously discussed membership declines in our PDP segment and the favorable result of continued performance in clinical and pharmacy execution.

Selling, General and Administrative ("SG&A") Expense

SG&A expense under GAAP includes aggregate costs related to previously disclosed government investigations and related litigation and resolution costs ("investigation costs"). Refer to Note 13 - Commitments and Contingencies within the condensed consolidated financial statements included in this 2018 Form 10-Q for additional discussion of these investigation costs. For the three and nine months ended September 30, 2018 and 2017, SG&A expense also included certain transaction and integrations-related costs associated with our 2018 acquisition of Meridian and 2017 acquisition of Universal American ("transaction and integration costs"). These costs include severance payments, advisory, legal and other professional fees that are reflected in SG&A expense in our condensed consolidated statements of comprehensive income. Although the above items may recur, we believe that by providing non-GAAP measurements exclusive of these items, we facilitate period-over-period comparisons and provide additional clarity about events and trends affecting our core operating performance, as well as providing comparability to competitor results. The investigation costs are related to a discrete incident, which we do not expect to re-occur. The transaction and integration costs are related to specific 2017 and 2018 events, which do not reflect the underlying ongoing performance of our business. The non-GAAP financial measures should be considered in addition to, but not as a substitute for, or superior to, financial measures prepared in accordance with GAAP. Below is a reconciliation of these non-GAAP measures with the most directly comparable financial measure calculated in accordance with GAAP.

The reconciliation of SG&A expense, including and excluding such costs, is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
SG&A expense (GAAP)	$433.2	$372.3	$1,167.0	$1,040.2
Adjustments:
Investigation costs	(0.1)	(0.9)	(0.3)	(7.2)
Transaction and integration costs	(13.1)	(6.6)	(25.5)	(33.3)
Adjusted SG&A expense (non-GAAP)	$420.0	$364.8	$1,141.2	$999.7
SG&A ratio (GAAP) (1) (3)	8.6%	8.5%	8.1%	8.2%
Adjusted SG&A ratio (non-GAAP) (2) (3)	8.5%	8.3%	8.1%	8.0%

(1) SG&A expense, as a percentage of total revenues.
(2) Adjusted SG&A expense, as a percentage of total revenues, excluding Medicaid premium tax reimbursement and Medicaid ACA industry fee reimbursements.
(3) Effective July 1, 2018, the Company redefined our SG&A ratio (GAAP) to be a percentage of total revenues. Adjusted SG&A ratio was redefined to be a percentage of total revenues excluding Medicaid premium tax reimbursement and Medicaid ACA industry fee reimbursement. Accordingly, results for the three and nine months ended September 30, 2017 were adjusted to conform to this presentation, which decreased our SG&A ratio (GAAP) by 0.0% for each period and our Adjusted SG&A ratio for the three and nine months ended September 30, 2017 by 0.1% and 0.0%, respectively.

Our SG&A expense for the three and nine months ended September 30, 2018, increased approximately $60.9 million and $126.8 million, respectively, compared with the same periods in 2017. The increases were primarily the result of our 2018 acquisition of Meridian, staffing and infrastructure costs to support organic growth, our 2017 acquisition of Universal American and variable long-term management incentive compensation. Our SG&A ratio for the three and nine months ended September 30, 2018 is consistent with the same period in 2017.

Our Adjusted SG&A expense for the three and nine months ended September 30, 2018, increased approximately $55.2 million and $141.5 million, respectively, compared with the same periods in 2017. Our Adjusted SG&A ratio increased by 20 basis points and 10 basis points for the three and nine months ended September 30, 2018, respectively, compared with the same period in 2017. These increases were primarily the result of staffing and infrastructure costs to support organic growth, our 2018 acquisition of Meridian, our 2017 acquisition of Universal American and variable short-term and long-term management incentive compensation.

Income Tax Expense

Our effective income tax rates were 39.3% and 36.4% for the three and nine months ended September 30, 2018, respectively, compared with 27.0% and 30.9% for the same periods in 2017, respectively. The increase in our effective rates were primarily driven by the effect of the recognition of certain previously unrecognized tax benefits during the three and nine months ended September 30, 2017, as well as the effect of the nondeductible ACA industry fee incurred in 2018 as a result of the expiration of the 2017 ACA industry fee moratorium. These increases were partially offset by the federal income tax rate decrease associated with the TCJA.

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

Segment Financial Performance Measures

Our primary measurements of profitability for our reportable operating segments are premium revenue, gross margin and medical benefits ratio ("MBR"). Gross margin is defined as total revenues less investment and other income, medical benefits expense, costs of products and services, ACA industry fee expense and Medicaid premium tax expense. MBR measures the ratio of medical benefits expense to premium revenue. Our Adjusted MBR (non-GAAP) measures the ratio of medical benefits expense to premium revenue, excluding Medicaid premium taxes reimbursement and Medicaid ACA industry fee reimbursement.

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

Reconciling Segment Results

The following table reconciles our reportable segment results to income from operations, as reported in accordance with GAAP.

	For the Three Months Ended September 30,		Percentage	For the Nine Months Ended September 30,		Percentage
	2018	2017	Change	2018	2017	Change
	(Dollars in millions)			(Dollars in millions)
Gross Margin (1)
Medicaid Health Plans	$399.3	$351.5	13.6%	$1,052.6	$928.5	13.4%
Medicare Health Plans	213.7	210.0	1.8%	673.3	576.2	16.9%
Medicare PDPs	62.6	59.2	5.7%	137.4	97.9	40.3%
Corporate and Other (2)	1.3	—	100.0%	1.3	—	100.0%
Total gross margin	676.9	620.7	9.1%	1,864.6	1,602.6	16.3%
Investment and other income	34.7	12.0	189.2%	81.0	30.6	164.7%
Other expenses (3)	(503.0)	(420.8)	19.5%	(1,341.9)	(1,176.2)	14.1%
Income from operations	$208.6	$211.9	(1.6)%	$603.7	$457.0	32.1%

(1) Effective July 1, 2018, the Company redefined gross margin as total revenues less investment and other income, medical benefits expense, costs of products and services, the ACA industry fee expense, and Medicaid premium tax expense. Accordingly, results for the three and nine months ended September 30, 2017 were adjusted to include Medicaid premium taxes, which decreased gross margin by $29.5 million and $90.6 million, respectively.
(2) Corporate and other category includes businesses that are not individually reportable because they do not meet the quantitative thresholds required by generally accepted accounting principles.
(3) Effective July 1, 2018, other expenses include SG&A expenses, depreciation, amortization and interest. Accordingly, results for the three and nine months ended September 30, 2017 were adjusted to exclude Medicaid premium taxes, which decreased other expenses by $29.5 million and $90.6 million, respectively.

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

Medicaid Health Plans Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicaid Health Plans segment for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		Percentage	For the Nine Months Ended September 30,		Percentage
	2018	2017	Change	2018	2017	Change
	(Dollars in millions)			(Dollars in millions)
Premium revenue (1)	$3,120.3	$2,693.2	15.9%	$8,606.2	$7,967.7	8.0%
Medicaid premium tax reimbursement (1)	31.5	29.5	6.8%	94.2	90.6	4.0%
Medicaid ACA industry fee reimbursement (1)	71.5	—	100.0%	199.0	—	100.0%
Total premiums	3,223.3	2,722.7	18.4%	8,899.4	8,058.3	10.4%
Medical benefits expense	2,738.1	2,341.7	16.9%	7,601.1	7,039.2	8.0%
ACA industry fee	54.4	—	100.0%	151.5	—	100.0%
Medicaid premium tax	31.5	29.5	6.8%	94.2	90.6	4.0%
Gross margin(2)	$399.3	$351.5	13.6%	$1,052.6	$928.5	13.4%

Medicaid Health Plans MBR (1)	84.9%	86.0%	(1.1)%	85.4%	87.4%	(2.0)%
Effect of:
Medicaid premium taxes	0.9%	0.9%		0.9%	0.9%
Medicaid ACA industry fee reimbursement	2.0%	—%		2.0%	—%
Medicaid Health Plans Adjusted MBR (1)	87.8%	86.9%	0.9%	88.3%	88.3%	—%

Medicaid membership at end of period:	3,903,000	2,716,000	43.7%
(1) For GAAP reporting purposes, Medicaid premium tax reimbursement and Medicaid ACA industry fee reimbursement are included in premium revenue to measure our MBR. Our Medicaid Health Plans Adjusted MBR measures the ratio of our medical benefits expense to premium revenue, excluding Medicaid premium tax reimbursement and Medicaid ACA industry fee reimbursement revenue. Because reimbursements for Medicaid premium tax and the ACA industry fee are both included in the premium rates or reimbursement established in certain of our Medicaid contracts and also recognized separately as a component of expense, we exclude these reimbursements from premium revenue when calculating key ratios as we believe that these components are not indicative of operating performance.
(2) Effective July 1, 2018, the Company redefined gross margin as total revenues less investment and other income, medical benefit expense, costs of products and services, the ACA industry fee expense, and Medicaid premium tax expense. Accordingly, results for the three and nine months ended September 30, 2017 were adjusted to include Medicaid premium taxes, which decreased gross margin by $29.5 million and $90.6 million, respectively.

Medicaid total premiums increased $500.6 million, or 18.4%, for the three months ended September 30, 2018 compared with the same period in 2017, primarily driven by our September 2018 acquisition of Meridian, the expiration of the 2017 ACA industry fee moratorium, which reestablished the associated Medicaid ACA industry fee reimbursements from our state government partners in 2018, the assignment of additional members in our Illinois Medicaid health plan, effective January 1, 2018, and net premium rate increases in certain of our Medicaid markets. The increases were partially offset by net eligibility decreases in certain of our Medicaid markets and incremental retroactive revenue related to Florida during the three months ended September 30, 2017. Medicaid total premiums increased $841.1 million, or 10.4%, for the nine months ended September 30, 2018 compared with the same period in 2017, as a result of the items noted above as well as our previously discussed Missouri Medicaid program expansion, partially offset by average lower membership in our Georgia health plan due to the introduction of a fourth managed care organization in the State, effective July 1, 2017.

Excluding Medicaid premium taxes and the Medicaid ACA industry fee reimbursements, Medicaid premium revenue for the three months ended September 30, 2018 increased $427.1 million, or 15.9%, compared with the same period in 2017, primarily driven by our September 2018 acquisition of Meridian, the assignment of additional members in our Illinois Medicaid health plan, effective January 1, 2018, and net premium rate increases in certain of our Medicaid markets. The increases were partially offset by net eligibility decreases in certain of our Medicaid markets. Excluding Medicaid premium taxes and the Medicaid ACA industry fee reimbursements, Medicaid premium revenue increased $638.5 million, or 8.0%, for the nine months ended September 30, 2018 compared with the same period in 2017, as a result of the items noted above as well as our previously discussed Missouri Medicaid program expansion, partially offset by average lower membership in our Georgia health plan due to the introduction of a fourth managed care organization in the State, effective July 1, 2017.

Medical benefits expense for the three and nine months ended September 30, 2018 increased $396.4 million, or 16.9%, and $561.9 million, or 8.0%, respectively, compared with the same periods in 2017, primarily resulting from the Meridian acquisition and the new members in our Illinois Medicaid health plan, effective January 1, 2018, partially offset by the previously discussed lower average membership in our Georgia health plan, eligibility decreases in certain of our Medicaid markets and the favorable result of continued performance in clinical and pharmacy execution.

Our Medicaid Health Plans segment MBR decreased 110 and 200 basis points, respectively, for the three and nine months ended September 30, 2018, compared with the same periods in 2017. The decreases are primarily a result of the expiration of the 2017 ACA industry fee moratorium, which reestablished the associated Medicaid ACA industry fee reimbursements from our state government partners for 2018, net premium rate increases in certain of our Medicaid markets and the favorable result of continued performance in clinical and pharmacy execution.

Excluding the effect of Medicaid premium taxes and Medicaid ACA industry fee reimbursements, our Medicaid Health Plans Adjusted MBR for the three months ended September 30, 2018 increased by 90 basis points compared with the same period in 2017. The increase was primarily a result of our acquisition of Meridian and incremental retroactive revenue related to Florida during the three months ended September 30, 2017. These increases were partially offset by net premium rate increases in certain of our Medicaid markets and the favorable result of continued performance in clinical and pharmacy execution. Our Medicaid Health Plans Adjusted MBR for the nine months ended September 30, 2018 was consistent with the same period in 2017.

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

Medicare Health Plans Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare Health Plans segment for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		Percentage	For the Nine Months Ended September 30,		Percentage
	2018	2017	Change	2018	2017	Change
Medicare Health Plans:	(Dollars in millions)			(Dollars in millions)
Premium revenue	$1,582.0	$1,466.3	7.9%	$4,684.9	$3,877.6	20.8%
Medical benefits expense	1,340.8	1,256.3	6.7%	3,929.8	3,301.4	19.0%
ACA industry fee	27.5	—	—%	81.8	—	—%
Gross margin	$213.7	$210.0	1.8%	$673.3	$576.2	16.9%
MBR	84.8%	85.7%	(0.9)%	83.9%	85.1%	(1.2)%
Membership	544,000	492,000	10.6%

Medicare Health Plans premium revenue for the three and nine months ended September 30, 2018 increased $115.7 million, or 7.9%, and $807.3 million, or 20.8%, respectively, compared with the same periods in 2017, primarily driven by our 2018 bid strategy, organic growth and the acquisition of Meridian. Medicare Health Plans premium revenue for the nine months ended September 30, 2018 further increased due to our acquisition of Universal American, effective April 28, 2017.

Medical benefits expense for the three and nine months ended September 30, 2018 increased $84.5 million, or 6.7%, and $628.4 million, or 19.0%, respectively, compared with the same periods in 2017, primarily driven by organic growth and the acquisition of Meridian. Medicare Health Plans medical benefits expense for the nine months ended September 30, 2018 further increased due to our acquisition of Universal American, effective April 28, 2017. The Medicare Health Plans segment MBR decreased by 90 and 120 basis points for the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017. The decreases primarily resulted from our 2018 bid positioning and the favorable result of continued performance in clinical and pharmacy execution.

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

Medicare PDPs Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare PDPs segment for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		Percentage	For the Nine Months Ended September 30,		Percentage
	2018	2017	Change	2018	2017	Change
Medicare PDPs:	(Dollars in millions)			(Dollars in millions)
Premium revenue	$182.3	$201.9	(9.7)%	$642.2	$695.6	(7.7)%
Medical benefits expense	115.1	142.7	(19.3)%	491.1	597.7	(17.8)%
ACA industry fee	4.6	—	100.0%	13.7	—	100.0%
Gross margin	$62.6	$59.2	5.7%	$137.4	$97.9	40.3%
MBR	63.1%	70.7%	(7.6)%	76.5%	85.9%	(9.4)%
Membership	1,056,000	1,141,000	(7.4)%

As noted in the table above, Medicare PDPs premium revenue, medical benefits expense and MBR for the three and nine months ended September 30, 2018 decreased compared with the same periods in 2017. The decreases were primarily a result of our 2018 bid positioning and continued performance in pharmacy execution.

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

OUTLOOK

Medicaid Health Plans - We expect premium revenue (GAAP) for our Medicaid Health Plans segment to be in the range of $12.7 billion to $12.9 billion for 2018, compared with $10.7 billion for 2017. We expect premium revenue for our Medicaid Health Plans, excluding $125.0 million to $130.0 million in Medicaid premium taxes and $280.0 million to $285.0 million in Medicaid ACA industry fee reimbursements, to be in the range of $12.3 billion to $12.45 billion for 2018, compared with $10.6 billion reported for 2017, excluding $119.8 million in Medicaid premium taxes.

The Medicaid Health Plans MBR (GAAP) is expected to be in the range of 85.6% to 85.9% for 2018, compared with 87.8% for 2017. The Medicaid Health Plans Adjusted MBR is expected to be in the range of 88.4% to 88.8%, consistent with 88.8% reported in 2017.

Medicare Health Plans - We expect premium revenue for our Medicare Health Plans segment to be in the range of $6.25 billion to $6.35 billion for 2018, compared with $5.3 billion reported for 2017. Medicare Health Plans MBR is expected to be in the range of 84.1% to 84.7% for 2018, compared with 86.0% in 2017, reflecting our 2018 bid strategy.

Medicare PDPs - We expect premium revenue for our Medicare PDPs segment to be in the range of $825.0 million to $875.0 million for 2018, compared with $913.8 million for 2017. Medicare PDPs MBR is expected to be in the range of 75.0% to 76.5% for 2018, compared with 82.4% for 2017 due to our bid positioning for the 2018 plan year.

Consolidated SG&A - Our consolidated SG&A ratio (GAAP) is not estimable as we currently are not able to project future amounts associated with investigation costs as well as the transaction and integration costs, as defined earlier. We expect that our consolidated Adjusted SG&A ratio (non-GAAP) for 2018, which excludes the effect of investigation costs as well as transaction and integration costs, will be approximately 8.35% to 8.45%, compared with 8.5% for 2017, resulting from improved operating leverage associated with organic growth and continued synergies from our 2016 and 2017 acquisitions.

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

We refer collectively to the cash, cash equivalents and investment balances maintained by our regulated subsidiaries as "regulated cash and investments." Our regulated subsidiaries generally receive premiums in advance of payments of claims for medical and other health care services; however, regulated cash and investments can fluctuate significantly in a particular period depending on the timing of receipts for premiums from our government partners. Our unrestricted regulated cash and investments were $5.7 billion as of September 30, 2018, an approximate $900 million increase from $4.8 billion at December 31, 2017, due primarily to cash and investments acquired with the Meridian acquisition, earnings from operations and contributions received from the parent and non-regulated subsidiaries, partially offset by the ACA industry fee payment remitted to the IRS in September 2018 and dividends paid to the unregulated subsidiaries.

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

•	capital contributions paid to our regulated subsidiaries;

•	capital expenditures;

•	debt service; and

•	federal and state tax payments.

Our non-regulated parent and subsidiaries normally meet their liquidity requirements by:

•	management fees earned by our non-regulated administrator subsidiary under management services agreements;

•	dividends received from our regulated subsidiaries;

•	collecting federal and state tax payments from the regulated subsidiaries;

•	proceeds from issuance of debt and equity securities; and

•	cash flows from investing activities, including investment income and sales of investments.

Unregulated cash, cash equivalents and investments totaled approximately $462.6 million as of September 30, 2018, a decrease of approximately $154.4 million from $617.0 million as of December 31, 2017. The decrease is primarily due to capital contributions to our regulated subsidiaries, the semi-annual interest payment for our 2025 Notes and cash on hand used to partially fund the Meridian acquisition, partially offset by cash acquired in the Meridian acquisition and dividends from certain of our regulated subsidiaries.

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

Cash Flow Activities

Our cash flows are summarized as follows:

	For the Nine Months Ended September 30,
	2018	2017
	(In millions)
Net cash provided by operating activities	$198.0	$1,245.5
Net cash used in investing activities	(2,623.0)	(1,559.2)
Net cash provided by financing activities	2,534.6	1,133.9
Increase in cash, cash equivalents and restricted cash and cash equivalents	$109.6	$820.2

Cash Flows from Operating Activities

We generally receive premiums in advance of payments of claims for health care services; however, cash flows related to our operations can fluctuate significantly in a particular period depending on the timing of premium receipts from our government partners.

Net cash provided by operating activities for the nine months ended September 30, 2018 was $198.0 million, compared with $1.2 billion for the same period in 2017. The decrease primarily reflects the $538.8 million advance receipt of October CMS Medicare premiums in September 2017 and the $388.5 million ACA industry fee payment remitted to the IRS in September 2018, partially offset by the reestablishment of the associated Medicaid ACA industry fee reimbursements from our state government partners for 2018 and cash flows from operations. The ACA industry fee and associated reimbursements were eliminated in 2017 through a one-year moratorium, which was not extended for 2018.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 was $2.6 billion, compared with $1.6 billion for the same period in 2017. The increase was primarily due to the September 2018 acquisition of Meridian, partially offset by the Universal American acquisition, in April 2017, and higher sales of investments during the nine months ended September 30, 2018.

Cash Flows from Financing Activities

Cash flows from financing activities are primarily affected by debt-related activity, as well as net funds received or paid for the benefit of members of our MA and PDP plans. Cash provided by financing activities for the nine months ended September 30, 2018 was $2.5 billion, compared with approximately $1.1 billion for the same period in 2017, primarily driven by the following:

•	Net proceeds of approximately $1.3 billion from an issuance of 5,207,547 shares of our common stock, after deducting underwriting discounts and offering costs;

•
Net proceeds of $935.3 million resulting from debt transactions executed during the nine months ended September 30, 2018, including net proceeds of $739.0 million from the issuance of our 2026 Notes in August 2018 and net borrowings on our Revolving Credit Facility of $196.3 million during the third quarter of 2018, both transactions are net of issuance costs.

•
Net funds received for the benefit of members was approximately $250.8 million for the nine months ended September 30, 2018, compared with $978.0 million during the same period in 2017. These funds represent the net amounts of subsidies we received from CMS in connection with the low-income cost sharing, catastrophic reinsurance and coverage gap discount components of the Medicare Part D program related to the government's portion of financial responsibility, net of the amounts we paid for related prescription drug benefits, described above in "Medicare Part D Funding and Settlements." The decrease was primarily the result of our 2018 bid positioning, resulting in lower payments received for 2018 net subsidies, as well as the advance receipt of October 2017 CMS Medicare subsidy payments in September 2017.

Capital Resources

Debt

5.375% Senior Notes due 2026

On August 13, 2018, we completed the offering and sale of 5.375% unsecured senior notes due 2026 in the aggregate principal amount of $750.0 million (the “2026 Notes”). The aggregate net proceeds from the issuance of the 2026 Notes were $739.0 million, with the net proceeds from the offering being used to fund a portion of the cash consideration for our acquisition of Meridian.

The 2026 Notes will mature on August 15, 2026, and bear interest at a rate of 5.375% per annum, payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2019.

The 2026 Notes were issued under an indenture, dated as of August 13, 2018 (the “2026 Indenture”), between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2026 Indenture under which the notes were issued contains covenants that, among other things, limit our ability and the ability of our subsidiaries under certain circumstances to:

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

In addition, the 2026 Indenture requires that for the Company to merge, consolidate or sell all or substantially all of its assets, (i) either the Company must be the surviving entity, or the surviving entity or purchaser must be a U.S. entity; (ii) the surviving entity or purchaser must assume all the obligations of the Company under the 2026 Notes and the 2026 Indenture; (iii) no default or event of default (as defined under the Indenture) exits and (iv) the surviving entity, after giving pro forma effect to the transaction, (x) may incur at least $1.00 of additional indebtedness pursuant to the fixed charge coverage ratio or (y) have a fixed charge coverage ratio that is no worse than the fixed charge coverage ratio of the Company without giving pro forma effect to the transactions.

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

The 2025 Notes were issued under an indenture, dated as of March 22, 2017 (the "Base Indenture"), as supplemented by the First Supplemental Indenture, dated as of March 22, 2017 (the "First Supplemental Indenture" and, together with the Base Indenture, the "2025 Indenture"), each between the Company and The Bank of New York Mellon Trust Company, N.A. (“BNY Mellon”), as trustee. The 2025 Indenture under which the notes were issued contains covenants that, among other things, limit our ability and the ability of our subsidiaries under certain circumstances to:

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

In addition, the 2025 Indenture requires that for the Company to merge, consolidate or sell all or substantially all of its assets: (i) either the Company must be the surviving entity, or the surviving entity or purchaser must be a U.S. entity; (ii) the surviving entity or purchaser must assume all the obligations of the Company under the 2025 Notes and the 2025 Indenture; (iii) no default or event of default (as defined under the indenture) exists; and (iv) the surviving entity, after giving pro forma effect to the transaction, (x) may incur at least $1.00 of additional indebtedness pursuant to the fixed charge coverage ratio or (y) have a fixed charge coverage ratio that is no worse than the fixed charge coverage ratio of the Company without giving pro forma effect to the transactions.

5.75% Senior Notes due 2020

In November 2013, we issued $600.0 million in aggregate principal amount of our 2020 Notes. In June 2015, we issued an additional $300.0 million of 2020 Notes, pursuant to a reopening of such notes. Refer to Note 10 - Debt to the Consolidated Financial Statements included in our 2017 Form 10-K for additional information regarding these 2020 Notes.

In April 2017, we redeemed the full $900.0 million in aggregate principal amount outstanding of our 2020 Notes at a redemption price of 102.875% of the principal amount, plus accrued and unpaid interest. In connection with the redemption of the 2020 Notes, we incurred a one-time loss on extinguishment of debt of approximately $25.9 million related to the redemption premium, the write-off of associated deferred financing costs and the write-off of the unamortized portion of associated premiums paid on the 2020 Notes. The loss on extinguishment of debt was reflected in our results of operations for the nine months ended September 30, 2017.

Credit Agreement

On July 23, 2018, we entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. The Amended and Restated Credit Agreement, among other things, modified the terms of our senior unsecured revolving loan facility (the "Revolving Credit Facility") to (i) increase the total commitments under the Revolving Credit Facility from $1.0 billion to $1.3 billion and (ii) extend the maturity date under the Revolving Credit Facility from January 2021 to July 2023.

Unutilized commitments under the Amended and Restated Credit Agreement are subject to a fee of 0.20% to 0.30% depending upon our ratio of total debt to consolidated EBITDA, as calculated in accordance with the Amended and Restated Credit Agreement.

Revolving Credit Loans designated by us at the time of borrowing as “ABR Loans” that are outstanding under the Credit Agreement bear interest at a rate per annum equal to (i) the greatest of (a) the Prime Rate (as defined in the Credit Agreement) in effect on such day; (b) the Federal Reserve Bank of New York Rate (as defined in the Credit Agreement) in effect on such day plus 1/2 of 1%; and (c) the Adjusted LIBO Rate (as defined in the Credit Agreement) for a one-month interest period on such day plus 1%; plus (ii) the Applicable Rate. Revolving Credit Loans designated by us at the time of borrowing as “Eurodollar Loans” that are outstanding under the Credit Agreement bear interest at a rate per annum equal to the Adjusted LIBO Rate (as defined in the Credit Agreement) for the interest period in effect for such borrowing plus the Applicable Rate. Pursuant to the Amended and Restated Credit Agreement, the “Applicable Rate” decreased to a range of (A) 0.375% to 1.00% per annum for ABR Loans and (B) 1.375% to 2.00% per annum for Eurodollar Loans, in each case depending on our ratio of total debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"), as calculated in accordance with the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement includes negative and financial covenants that limit certain of our and our subsidiaries’ activities, including (i) restrictions on our and our subsidiaries’ ability to incur additional indebtedness; and (ii) financial covenants that require (a) the ratio of total debt to consolidated EBITDA not to exceed a maximum and (b) a minimum interest expense and principal payment coverage ratio.

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

In January 2016, we initially entered into the credit agreement, which at the time, had an initial aggregate principal amount at any time outstanding not to exceed $850.0 million. In 2017, we increased the amount available under our Credit Agreement from $850.0 million to $1.0 billion. In March 2017, we also repaid the $100.0 million outstanding under our Revolving Credit Facility.

As of September 30, 2018 $200.0 million was outstanding under our Revolving Credit Facility. Additionally, we were in compliance with all covenants under the 2026 Notes, the 2025 Notes and the Amended and Restated Credit Agreement as of September 30, 2018.

Initiatives to Increase Our Unregulated Cash

We may pursue alternatives to raise additional unregulated cash. Some of these initiatives may include, but are not limited to, obtaining dividends from certain of our regulated subsidiaries, provided sufficient capital in excess of regulatory requirements exists in these subsidiaries, and/or accessing the debt and equity capital markets. However, we cannot provide any assurances that we will obtain applicable state regulatory approvals for additional dividends to our non-regulated subsidiaries by our regulated subsidiaries or be successful in accessing the capital markets if we determine to do so. We believe that we have sufficient capital, or sufficient access to capital, including through the Amended and Restated Revolving Credit Facility, to meet our capital needs for at least the next twelve months.
Regulatory Capital and Dividend Restrictions

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. Such statutes, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions, loans or advances that may be paid to us as the sole stockholder. To the extent our HMO and insurance subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement, or net assets, for these subsidiaries was approximately $1.6 billion and $1.2 billion at September 30, 2018 and December 31, 2017, respectively. Our HMO and insurance subsidiaries were in compliance with these minimum capital requirements.

Under applicable regulatory requirements at September 30, 2018, the amount of dividends that may be paid through the remainder of 2018 by our HMO and insurance subsidiaries without prior approval by regulatory authorities is approximately $30.7 million in the aggregate. We received $210.6 million in dividends from our regulated subsidiaries during the nine-month period ended September 30, 2018, $165.0 million of which required prior regulatory approval.

For additional information on regulatory requirements, see Note 17 – Regulatory Capital and Dividend Restrictions to the Consolidated Financial Statements included in our 2017 Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in our critical accounting estimates during the nine months ended September 30, 2018 from those previously disclosed in Part II – Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates in our 2017 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Investment Return Market Risk

As of September 30, 2018, we had cash and cash equivalents of $4.3 billion, short-term investments classified as current assets of $1.0 billion, long-term investments of $844.4 million and restricted investments on deposit for licensure of $234.8 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months that are considered available for sale. Restricted assets consist of cash and cash equivalents and U.S. Treasury instruments deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long term regardless of the contractual maturity date due to the nature of the states' requirements. The investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase. Because of their contractual maturity dates, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market rates at September 30, 2018, the fair value of our fixed income investments would decrease by approximately $28.4 million. Similarly, a 1% decrease in market interest rates at September 30, 2018 would increase the fair value of our investments by approximately $28.4 million.

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

Changes in Internal Control over Financial Reporting

On September 1, 2018, we acquired Meridian Health Plan of Michigan, Inc., Meridian Health Plan of Illinois, Inc. and MeridianRx, a pharmacy benefit manager (collectively "Meridian"). Refer to Note 2 - Acquisitions of this 2018 Form 10-Q for further discussion of the acquisition. We are currently in the process of integrating the internal controls and procedures of Meridian into our internal controls over financial reporting. Changes to certain processes, information technology systems and other components of internal control over financial reporting (as defined in Rule 13a - 15(f) promulgated under the Securities and Exchange Act of 1934) resulting from the acquisition of Meridian may occur and will be evaluated by management as such integration activities are implemented. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the Securities and Exchange Commission, we intend to include the internal controls and procedures of Meridian in our annual assessment of the effectiveness of our internal control over financial reporting for our 2019 fiscal year.

Excluding the Meridian acquisition, there has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Medicaid expansion provisions remain optional for states. Some states have decided not to participate in the Medicaid expansion, and states currently participating may choose not to participate in the future. Congress may also withhold the funding necessary to operate parts of the ACA, or any modification thereof. Given the breadth of possible changes and the uncertainties of interpretation, implementation and timing of these changes, which we expect to occur over the next several years, the ACA, or any modification, could change the way we do business, potentially affecting our pricing, benefit design, product mix, geographic mix and distribution channels.

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

The ACA included a number of changes that have affected the way plans operate, such as minimum MLR and other provisions.

Minimum Medical Loss Ratio

Beginning in 2014, the ACA established a minimum MLR for MA and Part D plans, requiring plans to spend not less than 85% of premiums on medical and pharmacy benefits. The rules implementing the minimum MLR impose financial and other penalties for failing to achieve the minimum MLR, including requirements to refund to CMS shortfalls in amounts spent on medical benefits and termination of a plan’s MA contract for prolonged failure to achieve the minimum MLR. The MLR prescribed by HHS differs from the MLR calculation under generally accepted accounting principles in the United States of America ("GAAP") and is determined by adding a plan’s spending for clinical services, prescription drugs and other direct patient benefits, plus its total spending on quality improvement activities and dividing the total by earned premiums (after subtracting specific identified taxes and other fees). These provisions have not had a material effect on our results of operations in 2015, 2016, 2017 or to date in 2018.

Other Provisions

The ACA imposed certain new taxes and fees, including limitations on the amount of compensation that is tax deductible, as well as the ACA industry fee on health insurers, which began in 2014. The ACA imposed certain new taxes and fees, including limitations on the amount of compensation that is tax deductible, as well as an annual premium-based health insurance industry assessment (the "ACA industry fee") on certain health insurers, which began in 2014. The total ACA industry fee levied on the health insurance industry was $11.3 billion in both 2015 and 2016, increasing to $14.3 billion in 2018. After 2018, the ACA industry fee increases according to an index based on net premium growth. The assessment is being levied on certain health insurers that provide insurance in the assessment year, and is allocated to health insurers based on each health insurer's share of net premiums for all U.S health insurers in the year preceding the assessment. The ACA industry fee is not deductible for income tax purposes, which has significantly increased our effective income tax rate. In December 2015, President Obama signed the Consolidated Appropriations Act, 2016 which, among other provisions, included a one-year moratorium on the ACA industry fee for 2017. While the ACA industry fee will be assessed in 2018, the continuing resolution approved in January 2018 provides for an additional one-year moratorium for 2019 for the ACA industry fee. The re-imposition of the ACA industry fee in 2018 and any future increases to the ACA industry fee could increase our tax rates and could adversely affect our results of operations, financial condition and cash flows.

In addition, five states, including Nebraska, are currently challenging the requirement that the ACA industry fee be included in the determination of actuarially sound rates. If this challenge is upheld, the states in which we provide Medicaid services may not be required to reimburse us for the ACA industry fee, which may have a material adverse effect on our results of operations, financial condition and cash flows.

The health reforms in the ACA allow, but do not require, states to expand eligibility for Medicaid programs. In addition, the uncertainty in how federal matching funds for the state Medicaid programs will continue, including for the Medicaid expansion populations, may make states more likely to further delay expanding Medicaid eligibility. As a result, the effects of any potential future expansions and future federal financing are uncertain, making it difficult to determine whether the net effect of the ACA, or any modification, will be positive or negative for our Medicaid business.

Any failure by us to manage acquisitions, expansions, divestitures or other significant transactions successfully may have a material adverse effect on our quality scores, results of operations, financial condition and cash flows.

Our business and membership has grown substantially due to acquisitions, such as that of Universal American Corp. ("Universal American") in April 2017, the acquisition of Caidan Management Company, LLC, MeridianRx, LLC and Caidan Holding Company (“Meridian”) in September 2018, geographic expansions and organic growth, such as the statewide expansion of Medicaid in Missouri. We may not be successful in enhancing our infrastructure to support this continued growth, and delays in infrastructure improvements may have a material adverse effect on our quality scores, results of operations, financial condition and cash flows. In addition, due to the substantial initial costs related to acquisitions and expansions, such growth could adversely affect our short-term profitability and liquidity.

As part of our growth strategy, we identify potential acquisition targets, bid and negotiate acquisition terms, work with regulators to receive regulatory approval for the acquisition and once the transaction is closed, we must integrate the acquisition into our operations. For example, we completed our acquisition of Universal American in April 2017 and our acquisition of Meridian in September 2018 and our acquisition of the entire stand-alone Medicare Part D prescription drug plan business of Aetna Inc. (the “Aetna Part D business") is expected to close by the end of 2018.
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

Even if we are successful in bidding against competitors, we may not be able to complete an acquisition or completion may be delayed. We may not be able to obtain regulatory approval from federal and state agencies required to complete the acquisition. We also may not be able to comply with the regulatory requirements or conditions necessary for approval of the acquisition or state regulators may give preference to competing offers made by locally-owned entities, competitors with higher quality scores or not-for-profit entities. Depending on the transaction size, we also may not be able to obtain appropriate financing. For instance, completion of the acquisition of the Aetna Part D business is subject to a number of conditions, including, among others, the completion of CVS Health Corporation’s proposed acquisition of Aetna Inc. ("Aetna") and other customary closing conditions, which make the completion and timing of the completion of the acquisition of the Aetna Part D business uncertain. In addition, we or Aetna may terminate the transaction agreement under certain circumstances if the acquisition of the Aetna Part D business has not been consummated by December 31, 2018.

If we are unable to consummate the acquisitions we pursue, such as the acquisition of the Aetna Part D business, our ongoing business may be materially adversely affected and, without realizing any of the benefits that we could have realized had the acquisition been completed, we will be subject to a number of risks, including the following:

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

Similarly, delays in the completion of acquisitions, including the acquisition of the Aetna Part D business, could, among other things, result in additional transaction costs or other negative effects associated with uncertainty about completion of acquisition and cause us not to realize some or all of the benefits that we expect to achieve if the acquisition is successfully completed within its expected timeframe.

Once acquired, we may have difficulties integrating acquired businesses, such as Meridian and the Aetna Part D business, within our existing operations, due to factors such as:

•
•new associates who must become familiar with our operations and company culture;

•	difficulty retaining legacy employees and/or attracting new employees because of potential uncertainty in our business relating to the business combination;

•	acquired provider networks that operate on different terms than our existing networks and whose contracts may need to be renegotiated;

•	existing members who decide to switch to another health care plan;

•	separate administrative and information technology systems; and

•	difficulties implementing our operations strategy to operate the acquired businesses profitably

As a result, our acquired businesses may not perform as we anticipated, or in line with our existing businesses, may result in unforeseen expenses, and the anticipated benefits of the integration plan may be delayed or not be realized, which could materially affect our financial position, results of operations and cash flows. In addition, if the expected future profitability of the acquired business declines, we may need to write down or incur impairment charges of the acquired assets. In the future, we may incur material expenses in connection with the integration and execution of acquisitions, expansions, and other significant transactions, including the Meridian acquisition.

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

In any program start-up, acquisition, expansion or re-bid, the implementation of the contract, as designed, may be affected by factors beyond our control. These include political considerations, network development, contract appeals, incumbent Medicaid contractors, participation in other lines of business, membership assignment (allocation of members who do not self-select), errors in the bidding process, changes to the program design or implementation timing, enrollment caps, difficulties experienced by other private vendors involved in the implementation, such as enrollment brokers, and noncompliance with contractual requirements with which we do not yet have experience and similar risks. As a result, our business, particularly plans for expansion or increased membership levels, could be negatively affected.

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

•	an increase in the cost of health care services and supplies, including pharmaceuticals, whether as a result of the introduction of new products or technologies, inflation or otherwise;

•	the performance of our pharmaceutical benefit managers in managing pharmaceutical costs;

•	higher-than-expected utilization of health care services;

•	contractual provisions related to continuity of care for new members;

•
contractual provisions or regulatory requirements restricting the use and design of quality and affordability initiatives, including the ability to control the pharmaceutical formulary in Medicaid programs;

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

Assumptions and estimates are utilized in establishing premium deficiency reserves. For example, we have established a premium deficiency reserve of $20.6 million in connection with the expanded and combined Illinois Medicaid programs as of September 30, 2018. If our assumptions in establishing reserves are inconsistent with actual experience, our reserves may be inadequate to pay medical costs. We may be required to increase our premium deficiency reserve, or establish new premium deficiency reserves in connection with other contracts, which could have a material adverse effect on our results of operations and financial condition.

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

In October 2018, CMS announced 2019 MA and PDP Star Ratings. Four of our 25 active MA contracts, serving certain members in California, Florida, Texas and New York/Maine, received an overall rating of 4.0 stars or higher and served approximately 41.2% of our total September 30, 2018 MA membership. Excluding members from our two dual demonstration MA contracts, which are not subject to star ratings, these four contracts served approximately 42.3% of our total September 30, 2018 MA membership.

Additionally, five of our MA contracts received an overall rating of 3.5 stars, including contracts serving certain of members in Arizona, Connecticut, Kentucky, North Carolina, New York and Texas; while, eight of our MA contracts received an overall rating of 3.0 stars, serving members in 11 states, and eight of our MA contracts have not been scored due to size, are too new to be rated or not subject to star ratings.

Our MA plan serving Hawaii and Louisiana received a score of 2.5 stars for its Part D operations for 2018 and 2019 and could be subject to termination by CMS if the score does not improve for 2020.

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

In addition, lower quality scores for any of our lines of business compared to our competitors may adversely affect our ability to attract members and obtain regulatory approval for acquisitions or expansions or succeed in competitive bidding situations. As a result, lower quality scores compared to our competitors could have a material adverse effect on our business, rate of growth, results of operations, financial condition and cash flows.

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

We have determined, based on an evaluation of factors, including cost, compliance, quality and procurement success, that it is more efficient to use third parties for certain functions and services. As a result, we have contracted with a number of third parties to provide significant operational support including, but not limited to, pharmacy benefit management for our members as well as certain enrollment, billing, call center, benefit administration and claims processing functions, sales and marketing, reinsurance, quality improvement efforts and certain aspects of utilization management and for MeridianRX pharmaceutical discounts and rebates. We have limited ability to control the performance of these third parties. If a third party provides services that we are required to provide under a contract with a government client, we are responsible for such performance and will be held accountable by the government client for any failure of performance by our vendors. Significant failure by a third party to perform in accordance with the terms of our contracts or applicable law could subject us to fines or other sanctions or otherwise have a material adverse effect on our business and results of operations. In addition, upon termination of a third party contract, we may encounter difficulties in replacing the third party on favorable terms, transitioning services to another vendor, or in assuming those responsibilities ourselves, which may have a material adverse effect on our business, quality scores and results of operations. Further, we rely on state-operated systems and sub-contractors to qualify and assign eligible members into our health plan. Ineffectiveness of these state operations and sub-contractors can have a material adverse effect on our enrollment.

Our Medicaid operations are concentrated in a limited number of states. Loss of a material contract, insufficient premium rates, delayed payment of earned premiums, refund of overpayments, enrollment caps or decreased membership and other factors may adversely affect our business, results of operations, financial condition and cash flows.

Our concentration of Medicaid operations in a limited number of states could cause our revenue, profitability or cash flow to change suddenly and unexpectedly as a result of insufficient premium rates, payment delays, refund of overpayments, loss of a material contract, legislative actions, delivery system reforms, changes in Medicaid eligibility methodologies, including recertification requirements for eligibility, increased Medicaid program integrity initiatives by CMS, enrollment caps, increased competition, catastrophic claims, epidemics, pandemics, unexpected increases in utilization, advances in medical technology and pharmaceutical therapies, difficulties in managing provider costs, general economic conditions and similar factors in those states. Our inability to continue to operate in any of these states or a significant change in the nature of our existing operations, could adversely affect our business, results of operations, financial condition and cash flows. Unfavorable changes in health care or other benefit costs or reimbursement rates or increased competition in these states could have a disproportionately adverse effect on our operating results.

For the year ended December 31, 2017, and nine months ended September 30, 2018 our Medicaid operations in Florida and Kentucky each accounted for greater than 10% of our consolidated premium revenue. These customers accounted for contracts that have terms of between one and three years with varying expiration dates.

Our Medicaid contracts are generally intended to run for initial terms of less than five years and in some cases may be extended for additional years if the state or other sponsoring agency elects to do so. When our state contracts expire, they may be opened for bidding by competing health care plans. For example, in April 2018, our subsidiary, WellCare of Florida, Inc. known as Staywell Health Plan (“Staywell”), received a Notice of Agency Decision from the Florida Agency for Health Care Administration that it intends to award Staywell a new five-year contract to provide managed care services to Medicaid-eligible beneficiaries, including Managed Medical Assistance and Long-Term Care in 10 of 11 regions and Serious Mental Illness Specialty Plan services statewide. The new Statewide Medicaid Managed Care program is expected to begin implementation on December 1, 2018. In July 2018, we received a Notice of Intent to Award a contract from the Florida Department of Health to provide statewide-managed care services to more than 60,000 children with medically complex conditions through the Children's Medical Services Managed Care Plan ("CMS Plan"). The proposed five-year contract award is intended to begin on January 1, 2019. These contract awards are still subject to a protest and appeal process. There is no guarantee that our contracts will be renewed or extended or, if renewed or extended, on what terms. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds. Our contracts could also be terminated if we fail to perform in accordance with the standards set by state regulatory agencies. If any of our contracts are terminated, not renewed or extended, renewed or extended on less favorable terms or not renewed or extended on a timely basis or if an increased number of competitors were awarded contracts in these states, our business will suffer, and our results of operations, financial condition and cash flows may be materially affected.

Most of our Medicaid revenues under these contracts are generated by premiums consisting of fixed monthly payments per member and supplemental payments for other services such as maternity deliveries, depending on the type of member in our plans. The payments are generally set based on benefit and non-benefit components. The estimation of these components use actuarially sound methods (actuarial standards of practice) based on historical utilization and price data, adjustments and trend factors, and other assumptions. When we commence operations in a new state or region or commence participation in a new program, the data, adjustments, factors and assumptions used to develop premiums and premium rates are subject to greater variability as there is limited managed care experience or information available to us and the state. Actual costs and financial results could differ from the assumptions used in the premium-setting process, which could result in premiums being insufficient to cover our medical and non-benefits expense.

In addition, our premium revenues remain subject to reconciliation and recoupment for many years. The refund of premium overpayment to the government customer could be significant and would reduce our premium revenue in the year that the repayment obligation is identified.

State governments generally are experiencing tight budgetary conditions within their Medicaid programs. As a result, government agencies with which we contract may seek to reduce funding, which may result in changes to program design, including member eligibility and benefits for their Medicaid programs. For example, the State of Kentucky intends to implement new premium and work requirements for certain members to maintain their eligibility for the Medicaid program, which may reduce our Medicaid membership in Kentucky. If any state in which we operate were to decrease premiums paid to us for these reasons or any other reason, decrease members eligible to participate in the programs, reduce the benefits offered by the programs, or pay us less than the amount necessary to keep pace with our cost trends, or delay increases in premiums, these could have a material adverse effect on our revenues and results of operations. We have experienced rate decreases and rate increase delays in the past and may do so in the future. Economic conditions affecting state governments and agencies could also result in delays in receiving premium payments. If there is a significant delay in our receipt of premiums to pay health benefit costs, it could have a material adverse effect on our results of operations, financial condition, cash flows and liquidity.

A significant percentage of our Medicaid plan enrollment results from mandatory enrollment in Medicaid managed care plans. States may mandate that certain types of Medicaid beneficiaries enroll in Medicaid managed care through CMS-approved state plan amendments or, for certain groups, through federal waivers or demonstrations. Waivers and demonstration programs are generally approved for two- to five-year periods and can be renewed on an ongoing basis if the state applies and the waiver request is approved or renewed by CMS. We have no control over this renewal process. If a state in which we operate does not mandate managed care enrollment in its state plan or does not renew an existing managed care waiver, our membership would likely decrease, which could have a material adverse effect on our results of operations.

We derive a significant portion of our cash flow and gross margin from our PDP operations, for which we submit annual bids for participation. The results of our bids could materially affect our results of operations, financial condition and cash flows.

A significant portion of our PDP membership is obtained from the auto-assignment of beneficiaries in CMS-designated regions where our PDP premium bids are below benchmarks of other plans’ bids. In general, our premium bids are based on assumptions regarding PDP membership, utilization, drug costs, drug rebates and other factors for each region. Our 2019 PDP bids resulted in 21 of 34 CMS regions in which we were below the benchmarks, and within the de minimis range in ten other regions, compared with our 2018 PDP bids in which we were below the benchmarks in 25 of the 34 CMS regions, and within the de minimis range in five other regions. For those regions in which we are within the de minimis range, we will not be eligible to have new members auto-assigned to us, but we will not lose our existing auto-assigned membership.

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

As of September 30, 2018, we had approximately $2.1 billion in aggregate principal amount of total indebtedness outstanding primarily consisting of $1.2 billion senior notes due 2025 and $750.0 million senior notes due 2026 (together, the “Senior Notes) and $200.0 million outstanding under our $1.3 billion revolving credit facility (the “Amended and Restated Credit Agreement”).

Our ability to make scheduled payments on or to refinance our debt obligations depends on our and our subsidiaries’ financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, competitive, legislative, regulatory and other factors beyond our control. As a result, we may not be able to maintain a level of cash flows from operating activities or to access the cash flows of our subsidiaries in an amount sufficient to permit us to pay the principal and interest on our current indebtedness, as well as any additional debt we may incur. We cannot assure that financing sources will be available to us in amounts sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs.

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

Future changes in, or interpretations to, existing health care laws or regulations, or the enactment of new laws or the issuance of new regulations could materially reduce our revenue and/or profitability by, among other things:

•	imposing additional license, accreditation, registration and/or capital requirements;

•	increasing our administrative and other costs;

•	requiring us to change our operating structure;

•	requiring significant additional reporting and technological capabilities;

•	imposing additional fees and taxes, which cannot be offset by increased premium revenue;

•	increasing mandated benefits, such as the proposed mental health parity regulation;

•	further limiting our ability to engage in intra-company transactions with our affiliates and subsidiaries;

•	restricting our revenue and enrollment growth;

•	requiring us to restructure our relationships with providers; and

•	requiring us to implement additional or different programs and systems.

In May 2016, CMS published regulations that overhauled Medicaid managed care requirements. These regulations include requirements that state Medicaid programs evaluate network adequacy standards and, if a state chooses to impose a minimum MLR, requires managed care organizations ("MCO") to report MLRs annually to states, requires those states to set MCO rates to reasonably achieve an MLR of greater than 85% as long as the capitation rates are actuarially sound. Additionally, these regulations expand federal financial participation reimbursement opportunities related to members with behavioral (mental) health issues who receive short term services in an alternative mental disease institution and outline requirements for value-based provider contracting.  Under the regulations, the states may also be tasked with developing and publicizing plan quality rating results.   The degree of federal oversight in implementing these regulations is uncertain, and the states may retain substantial flexibility in designing their Medicaid programs. Implementation or lack of implementation by CMS and the state Medicaid agencies of these regulations may materially adversely affect our results of operations, financial condition and cash flows.

However, five states, including Nebraska, are currently challenging the requirement that the ACA industry fee be included in the determination of actuarially sound rates. If this challenge is upheld, the states in which we provide Medicaid services may not be required to reimburse us for the ACA industry fee, which may have a material adverse effect on our results of operations, financial condition and cash flows.

Requirements relating to increased plan information disclosure, expedited appeals and grievance procedures, third party review of certain medical decisions, health plan liability, access to specialists, “clean claim” (a claim for which no additional information is needed), payment methodologies and timing, utilization of mail order pharmacy, administrative simplification, mandatory network inclusion of certain providers, physician collective bargaining rights, centralized credentialing and confidentiality of medical records either have been enacted or are under consideration. Changes in state law, regulations and rules also may have a material adverse effect on our results of operations, financial condition and cash flows.

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

Further, changes in existing federal or state laws or regulations or the adoption of new laws or regulations relating to patent term extensions, purchase discount and rebate arrangements with pharmaceutical manufacturers, or to formulary management or other pharmaceutical benefit management services could also reduce the discounts or rebates we receive on pharmaceutical drugs. In addition, changes in federal or state laws or regulations or the adoption of new laws or regulations relating to claims processing and billing, the development and use of formularies and other utilization management tools, the use of average wholesale prices, a list of maximum allowable costs, transmission fees or other pricing benchmarks, pricing for specialty pharmaceuticals, limited access to networks and pharmacy network reimbursement methodologies, could adversely affect our profitability.
In addition, our pharmacy benefit manager provides services to sponsors of health benefit plans that are subject to ERISA. A private party or the Department of Labor, which is the agency that enforces ERISA, could assert that the fiduciary obligations imposed by the statute apply to some or all of the services provided by our pharmacy benefit manager even if it is not contractually obligated to assume fiduciary obligations and we could be subject to claims for breaches of fiduciary obligations or claims that we entered into certain prohibited transactions.
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

We compete for members principally on the basis of size and quality of provider network, pharmacy network, benefits provided and quality of service. We may not be able to develop innovative products and services that are attractive to members. We may not be able to comply with the service level agreements or other terms of our pharmaceutical benefit management contracts held by MeridianRx with third-parties, and lose customers, or be required to pay penalties. We cannot be sure that we will continue to remain competitive, nor can we be sure that we will be able to successfully retain or acquire members for our products and services at current levels of profitability.

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

Our business is extensively regulated by the federal government and the states in which we operate. The laws and regulations governing our operations are generally intended to benefit and protect health plan members and providers rather than stockholders and creditors. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations, along with the terms of our government contracts, regulate how we do business, what services we offer, and how we interact with our members, providers and the public. Any actual or alleged violation by us of applicable laws or regulations could damage our reputation and reduce our revenues and profitability, thereby having a material adverse effect on our results of operations, financial condition and cash flows.

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

As we contract with various governmental agencies to provide managed health care services, we are subject to various reviews, audits and investigations to verify our compliance with the contracts and applicable laws and regulations. Any adverse review, audit, investigation or result from litigation could result in:

•	loss of our right to participate in government-sponsored programs, including Medicaid and Medicare;

•	forfeiture or recoupment of amounts we have been paid pursuant to our government contracts;

•	imposition of significant civil or criminal penalties, fines or other sanctions on us and/or our key associates;

•	reduction or limitation of our membership;

•	damage to our reputation in various markets;

•	increased difficulty in marketing our products and services;

•	inability to obtain approval for future acquisitions or service or geographic expansion;

•	suspension or loss of one or more of our licenses to act as an insurer, HMO, third party administrator, or pharmaceutical benefit manager or to otherwise provide a service; and

•	an event of default under our debt agreements.

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

Our business strategy includes entering new markets by pursuing attractive growth opportunities for our existing product lines and pursuing acquisition opportunities. We may need to access the debt or equity markets and receive dividends from our subsidiaries to fund these growth activities, such as the $1.4 billion in equity proceeds we raised and the $750 million in new senior notes we issued to fund the purchase price of the Meridian acquisition.

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

Our Amended and Restated Credit Agreement and Senior Notes have restrictions on our ability to secure additional capital. Our substantial indebtedness and restrictive covenants:

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate or other purposes; and

•	expose us to greater interest rate risk since the interest rate on borrowings under our Amended and Restated Credit Agreement is variable.

Our debt service obligations require us to use a portion of our operating cash flow to pay interest and principal on indebtedness instead of for other corporate purposes, including funding future expansion of our business and ongoing capital expenditures, which could impede our growth. If our operating cash flow and capital resources are insufficient to comply with the financial covenants in our Amended and Restated Credit Agreement or to service our debt obligations, we may be forced to sell assets, seek additional equity or debt financing or restructure our debt, which could harm our long-term business prospects.

Our Amended and Restated Credit Agreement and Senior Notes also contain various restrictions and covenants that restrict our financial and operating flexibility, including our ability to grow our business or pay dividends without lender approval. If we fail to pay any of our indebtedness when due, or if we breach any of the other covenants in the instruments governing our indebtedness, one or more events of default may be triggered. If we are unable to obtain a waiver, these events of default could permit our creditors to declare all amounts owed to be immediately due and payable. We expect the debt instruments relating to any future debt we incur to include similar covenants and restrictions.

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

The issuance of additional shares of our common stock or other equity securities, including sales of shares in connection with any future acquisitions, could be substantially dilutive to our stockholders. For instance, we issued 5,207,547 shares of common stock to fund a portion of the Meridian Acquisition. These sales may have a harmful effect on prevailing market prices for our common stock and our ability to raise additional capital in the financial markets at a time and price favorable to us. Holders of shares of our common stock have no preemptive rights that entitle them to purchase a pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our stockholders. Our certificate of incorporation provides that we have authority to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

The Meridian acquisition may not be accretive and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.

Although we currently anticipate that the Meridian acquisition will be accretive to earnings per share (on an adjusted earnings basis that is not pursuant to GAAP and excluding transaction and integration costs), this expectation is based on assumptions, including about our and Meridian’s business, and preliminary estimates, each of which may change materially. As a result, the Meridian acquisition may cause dilution to our earnings per share or the expected accretive effect of the Meridian acquisition may be less than anticipated or delayed, each of which may cause a decrease in the market price of our common stock. In addition, we could encounter additional transaction-related costs or other factors, such as the failure to realize all of the benefits anticipated in the Meridian acquisition, including cost and revenue synergies. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the Meridian acquisition and cause a decrease in the market price of our common stock.

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

Cybersecurity attacks also could significantly impair our or our vendors’ information systems, or compromise our or our vendors’ data security. Despite our and our vendors' efforts to secure information systems, we could be subject to cybersecurity incidents that bypass our security measures, impact the integrity, availability or privacy of personal health information or other data subject to privacy laws or disrupt our information systems, devices or business, including our ability to provide various health care services. As cyber threats continue to evolve from malicious persons and groups, new vulnerabilities and advanced new attacks against information systems, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities. Cybersecurity attacks could result in (i) harm to our members, associates and providers; (ii) business interruptions and delays; (iii) the loss, misappropriation, corruption or unauthorized access of data; (iv) litigation and potential liability under privacy, security and consumer protection laws or other applicable laws; (v) reputational damage and (vi) federal and state governmental inquiries, any of which could have a material, adverse effect on our financial position and results of operations and harm our business reputation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund our business, and we do not anticipate paying cash dividends in the foreseeable future. In addition, our Amended and Restated Credit Agreement and the Indentures governing the 2026 Notes and the 2025 Notes have certain restrictions on our ability to pay cash dividends.

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

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibits are incorporated herein by reference or are filed with this report as set forth in the Exhibit Index.

EXHIBIT INDEX

INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
10.1	Amended and Restated Executive Severance Plan†
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
101.INS	XBRL Instance Document ††
101.SCH	XBRL Taxonomy Extension Schema Document ††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document ††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ††
† Filed herewith.
†† Furnished herewith and not filed for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 30, 2018.

WELLCARE HEALTH PLANS, INC.
By:	/s/ Andrew L. Asher
Andrew L. Asher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Michael Troy Meyer
Michael Troy Meyer
Vice President and Chief Accounting Officer (Principal Accounting Officer)