Form 10-K
period 2018-12-31
WELLCARE HEALTH PLANS, INC.
filed 2019-02-12
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ No☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are "affiliates") as of June 30, 2018 was approximately $11.0 billion (based on the closing sale price of the registrant's Common Stock on that date as reported on the New York Stock Exchange).
As of February 11, 2019, there were 49,994,718 outstanding shares of the registrant's Common Stock, par value $0.01 per share.

Documents Incorporated by Reference: Portions of the registrant's definitive Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

References to the "Company," "WellCare," "we," "our," and "us" in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the "2018 Form 10-K") refer to WellCare Health Plans, Inc., together, in each case, with our subsidiaries and any predecessor entities unless the context suggests otherwise.

FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-K for the year ended December 31, 2018 ("2018 Form 10-K"), which are not historical fact may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), and we intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Such statements, which may address, among other things, our financial outlook, the timing of the launch of new programs, pending new Medicaid contracts, the appropriation and payment to us by state governments of Medicaid premiums receivable, the financial effect of recent acquisitions, including integration costs, rate changes, market acceptance of our products and services, our ability to finance growth opportunities, our ability to respond to changes in laws and government regulations, including any repeal, replacement or modification of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA"), implementation of our growth strategies, projected capital expenditures, liquidity and the availability of additional funding sources may be found in the sections of this 2018 Form 10-K entitled "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report generally. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "targets," "predicts," "potential," "continues" or the negative of such terms or other comparable terminology. Forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. These forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, as they are based on management's expectations and beliefs about future events and circumstances. Given the risks and uncertainties inherent in forward-looking statements, any of our forward-looking statements could be incorrect and investors are cautioned not to place undue reliance on any of our forward-looking statements. Subsequent events and developments may cause actual results to differ, perhaps materially, from our forward-looking statements. We undertake no duty and expressly disclaim any obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

PART I

Item 1. Business.
OVERVIEW
We are a leading managed care company, headquartered in Tampa, Florida, and focus primarily on providing government-sponsored managed care services to families, children, seniors and individuals with complex medical needs primarily through Medicaid, Medicare Advantage ("MA") and Medicare Prescription Drug Plans ("PDP"), as well as individuals in the Health Insurance Marketplace. As of December 31, 2018, we served approximately 5.5 million members nationwide. We estimate that we are among the largest managed care organizations providing Medicaid managed care services plans, MA Plans and PDPs, as measured by membership. Our broad range of experience and government focus allows us to effectively serve our members, partner with our providers, government clients and communities we serve, and efficiently manage our ongoing operations.

As of December 31, 2018, we operated Medicaid health plans, including states where we receive Medicaid premium revenues associated with dually eligible special needs plans, in Arizona, Florida, Georgia, Hawaii, Illinois, Kentucky, Michigan, Missouri, Nebraska, New Jersey, New York, South Carolina and Texas.

In addition, as of December 31, 2018, we also operated MA coordinated care plans ("CCPs") in Arizona, Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Kentucky, Louisiana, Maine, Michigan, Mississippi, New Jersey, New York, North Carolina, Ohio, South Carolina, Tennessee and Texas. We also offered stand-alone Medicare PDPs in 50 states and the District of Columbia.

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

Membership Concentration

In the following table, we have summarized membership for our business segments in each state that exceeded 5% of our total membership, as well as all other states in the aggregate, as of December 31, 2018.

	Medicaid	Medicare	Medicare	Total Membership	Percent of Total Membership
State	Health Plans (2)	Health Plans (2)	PDPs
Illinois	842,000	27,000	35,000	904,000	16.3%
Florida	777,000	96,000	29,000	902,000	16.3%
Georgia	493,000	51,000	15,000	559,000	10.1%
Michigan	500,000	19,000	44,000	563,000	10.2%
Kentucky	444,000	14,000	22,000	480,000	8.7%
New York	155,000	88,000	52,000	295,000	5.3%
Other states (1)	720,000	250,000	860,000	1,830,000	33.0%
Health Insurance Marketplace(3)	—	—	—	5,000	0.1%
Total	3,931,000	545,000	1,057,000	5,538,000	100.0%

(1)	Represents the aggregate of all states that individually have less than 5% of total membership.

(2)
Medicaid Health Plans and Medicare Health Plans membership includes members who are dually-eligible and participate in both our Medicaid and Medicare programs. The dually-eligible membership was 68,000 at December 31, 2018.

(3)
Health Insurance Marketplace, included in our Corporate and Other category as it does not meet the quantification thresholds required by generally accepted accounting principles and therefore not individually reportable, includes members from Michigan. Total Michigan membership is 568,000 members.

Acquisitions

On November 30, 2018, we completed the purchase of Aetna Inc.'s ("Aetna") entire standalone Medicare Part D prescription drug plan membership ("Aetna Part D membership"), which Aetna divested as part of CVS Health Corporation's acquisition of Aetna, for a total consideration of $107.2 million, which is subject to certain true-up provisions. Per the terms of the agreements, Aetna will provide administrative services to, and retain financial risk of, the Aetna Part D membership through 2019. Therefore, the Aetna Part D membership will be excluded from our membership and results of operations until January 1, 2020.

On September 1, 2018, we completed the acquisition of Meridian. The estimated purchase price, subject to certain purchase price adjustments, was approximately $2.5 billion.

On April 28, 2017, we acquired all of the outstanding shares of Universal American Corp. ("Universal American"). The transaction, valued at approximately $770.0 million, strengthens our business by increasing our MA membership and deepening our presence in two key markets, Texas and New York, and diversifying our business portfolio. In addition, Universal American has joined with provider groups to operate Accountable Care Organizations (“ACOs”) under the Medicare Shared Saving Program ("MSSP") and Next Generation ACO models.
OUR VISION, MISSION AND STRATEGY
We focus primarily on providing government-sponsored managed care services to families, children, seniors and individuals with complex medical needs primarily through Medicaid, MA and PDPs, as well as individuals in the Health Insurance Marketplace. We are committed to operating our business in a manner that serves our key constituents - members, providers, government partners, and associates - while delivering competitive returns for our investors.

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

Our strategy is to diversify our sources of revenue and earnings, and, consequently, to provide a strong and stable capital position so we can serve our government partners and members. Our mission and vision are achieved by focusing on population health and integration, regulatory and provider partnerships, local markets and community connections, and delivering prudent, profitable long-term growth.

Population Health and Integration

The members that we serve include lower income individuals, members with medically-complex conditions, and those who are dually eligible for Medicaid and Medicare. We are committed to continually improving the quality of care and service that we provide to our members, and to help them access the right care at the right time in the appropriate setting. We are focused on preventive health, wellness, and a population health management model that brings together medical, behavioral, social, and pharmacy programs to provide quality care and assist our government partners given fiscal constraints. We have invested in a flexible model of care that adapts to the needs of our members through appropriate degrees of intensity, which we anticipate will improve member care, quality, accreditations, Star Ratings and, ultimately, our financial results. Providing a more comprehensive and integrated set of services provides a better care experience and engagement for our members.

Regulatory and Provider Partnerships

We build advanced government and provider partnerships to further enhance health care delivery and improve the quality of and access to health care services for our members via high-performing, cost-effective health care solutions. Our provider networks, community support relationships, and service infrastructure are targeted to serving Medicaid and Medicare eligible members who may be economically disadvantaged. In each community that WellCare serves, we focus on developing a comprehensive and collaborative provider network, which is essential to delivering quality health care to our members and value to our government partners. Our experience, exclusive commitment to government-sponsored managed care programs and regulatory relationships, provides improved budget predictability and innovative health care solutions that emphasize preventative care, collaborative and holistic care coordination, and supportive disease management.

Local Markets and Community Connections

WellCare’s “mission to serve” starts with our members, but it does not end there. We achieve greater presence and support through our local market structure. In each of the states in which we operate, we have a market leader who manages customer-facing functions such as member outreach, provider engagement and quality management, and state regulatory and government relations. Through our model, WellCare's Community Connections, we connect members, their caregivers and the community-at-large with needed resources through a network of community partners. We are committed to closing social care gaps with our model of care through collaboration with local community and social groups that are targeted at serving members who may be economically disadvantaged. Our commitment includes breaking down social barriers that prevent our members from attaining the health care they need by connecting them not only to medical professionals, but also to community-based resources including food banks, housing assistance, transportation, child care, and education programs.

Delivering Prudent, Profitable Long-Term Growth

We pursue opportunities for prudent, profitable growth by bidding on existing and new Medicaid program procurements. These opportunities can have a substantial concentration of medically-complex and dual-eligible members, such as long-term services and supports and the aged, blind and disabled. Long-term growth also includes our intent to enter new service areas for Medicare Advantage. We grow organically by creating provider networks, building community connections, and developing marketing strategies to expand into new service areas and offer new products. We also seek to acquire and integrate attractive Medicaid and/or Medicare related businesses that will strengthen our capabilities and/or market position.

We align our expense structure with our revenue base and continually assess opportunities to maintain appropriate medical benefit ratios, obtain actuarially-sound rates, and manage administrative costs to generate earnings that enable us to reinvest in our business and members. With respect to medical benefits expense, our initiatives are focused on quality improvement, reductions in unit costs, optimizing utilization of services, and eliminating waste and abuse. We also continue to invest in technology, regulatory compliance, and other infrastructure to improve efficiency and service quality to our members and providers. For more information regarding our SG&A ratio, please see Item 6 - Selected Financial Data as well as Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

For a list of key developments and accomplishments relating to progress on our business strategy that occurred or affected our results of operations, financial condition or cash flows during 2018, and in the 2019 period prior to issuance of this 2018 Form 10-K, please see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Key Developments and Accomplishments.
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

A “managed care” plan is an integrated health care delivery system that manages health care services for an enrolled population rather than simply providing or paying for these services. Services within managed care plans are usually delivered by providers who are under contract to, or employed by, the plan. Managed care plans use a variety of approaches to “manage” care, including, but not limited to, care and disease management, capitation, risk-sharing or value-based arrangements with providers, the use of primary care physicians to act as health care coordinators and the use of preferred provider networks.

As of December 31, 2018, our Medicare plans are primarily offered under the WellCare name, for which we hold a federal trademark registration. In Hawaii and California, we offer our plans under the names 'Ohana and Easy Choice, respectively. Additionally, certain of our Texas and northeast plans are offered under the Texan Plus and Today's Options names, respectively. In Michigan, Indiana and Ohio, and certain plans in Illinois, we offer our plans under the Meridian name. For our Medicaid plans, we offered a number of brand names depending on the state, consisting of Care1st Arizona, Staywell in Florida, 'Ohana in Hawaii, Meridian in Illinois and Michigan, Missouri Care in Missouri and, until December 31, 2018, Harmony in Illinois, and the WellCare brand name in Georgia, Kentucky, Nebraska, New Jersey, New York and South Carolina.

Medicaid

Medicaid provides medical assistance to elderly, disabled, children and their families, and is implemented and operated by each state. Medicaid is funded and regulated by both the state and federal governments in partnership. Within federal guidelines, each state establishes its own eligibility standards; determines the type, amount, duration and scope of services; sets the rate of payment for services; and administers its own program. This results in considerable variation in the types of services covered and the amount of care provided across states. Most states offer a variety of public programs including Temporary Assistance for Needy Families ("TANF"), Supplemental Security Income ("SSI"), Aged, Blind and Disabled ("ABD") as well as other state-based programs that are not part of the Medicaid program, such as Children's Health Insurance Program ("CHIP") and Long-Term Services and Supports ("LTSS"). TANF generally provides financial assistance to low-income families with children. ABD and SSI generally provide assistance to low-income aged, blind or disabled individuals. CHIPs provide assistance to qualifying children and their families who are not eligible for Medicaid because their income exceeds the applicable income thresholds. See further discussion below under "Children's Health Insurance Program". LTSS programs are designed to help people with chronic illnesses or who have disabilities and need health and long-term care services, such as home care or adult day care, to enable them to stay in their homes and communities as long as possible.

We have entered into contracts with Medicaid agencies in each state in which we operate Medicaid plans. Some of the states in which we operate award contracts to applicants that can demonstrate that they meet the state's minimum requirements. Other states engage in a competitive bidding process for all or certain programs. In either case, we must demonstrate to the satisfaction of the respective agency that we are able to meet certain operational and financial requirements. For example, depending on the state:

•
we must coordinate care that encompasses the full breadth of a member's needs including their physical health, behavioral health, pharmacy, LTSS and, increasingly, their need for social, non-medical services;

•	we contract with providers and measure access and availability in terms of the time needed for a member to reach the doctor's office;

•	our quality improvement programs must emphasize member education, member outreach and include measures designed to promote utilization of preventive services;

•
we must have linkages with schools, city or county health departments and other community-based providers of health care in order to demonstrate our ability to coordinate all of the sources from which our members may receive care;

•	we must have the capability to meet the needs of members with complex conditions including those with co-occurring conditions and those who have disabilities;

•	our providers and member service representatives must be able to communicate with members who do not speak English or who are hearing impaired;

•	our member handbook, newsletters and other communications must be written at the prescribed reading level and must be available in certain languages other than English;

•	we must have the capabilities to meet any specialized waiver requirements, such as member premium payments or work eligibility requirements; and

•	we must demonstrate our readiness to meet contract requirements prior to the commencement date of services.

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

Children's Health Insurance Program

The Children's Health Insurance Program is a joint federal-state program established to provide coverage to uninsured children in families whose incomes are too high to qualify for Medicaid. To encourage states to participate, CHIP provided states with enhanced federal financing and greater flexibility in program design compared to Medicaid. We provide services under CHIP in ten states. In some states, like Hawaii, those beneficiaries are served as a part of the state’s Medicaid program. In other states, including New York and Florida, the state’s CHIP is operated separately. CHIP was established in 1997 to serve low-income, uninsured children. In some states, the program was extended to the parents of those children. As a result of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA"), parents previously covered under CHIP may now instead be covered through the state’s Medicaid expansion or may be eligible for premium assistance and other subsidies through the state or federal exchange, as applicable. Accordingly, CHIP programs are sometimes referred to as expansion programs. The ACA maintained CHIP eligibility standards for children in place as of enactment through 2019.

On January 22, 2018, CHIP funding was extended for six years as part of a broader continuing resolution to fund the federal government and further extended to 2027 by the Bipartisan Budget Act of 2018, on February 9, 2018. The resolution extended the requirement for states to maintain coverage for children from 2019 through 2023, but on or after October 1, 2019, the requirement is limited to children in families with incomes at or below 300% of the federal poverty level.

Medicare
The Medicare program provides health care coverage primarily to individuals age 65 or older as well as to individuals with certain disabilities and consists of four parts, labeled A through D. Part A provides hospitalization benefits financed largely through Social Security taxes and requires beneficiaries to pay out-of-pocket deductibles and coinsurance. Part B provides benefits for medically necessary services and supplies including outpatient care, physician services, and home health care. Beneficiaries enrolled in Part B are required to pay monthly premiums and are subject to annual deductibles. Parts A and B are referred to as "Original Medicare."
Medicare beneficiaries may elect to receive their Medicare benefits through Part C, MA plans, as an alternative to Original Medicare. Under MA, private health plans, including health maintenance organizations ("HMO") and preferred provider organizations ("PPO"), contract with CMS to provide benefits that are comparable to, or that may be more attractive (such as including prescription drug coverage and supplemental benefits) to Medicare beneficiaries than Original Medicare in exchange for a fixed monthly per member payment that varies based on the county in which a member resides, the demographics of the member and the member's health condition. MA plans may also charge beneficiaries monthly premiums and other copayments for Medicare-covered services or for certain extra benefits. Medicare's prescription drug benefit, Part D, provides outpatient drug coverage through MA plans and standalone prescription drug plans.

PPO products offer seniors the ability to obtain services from out-of-network providers with additional out-of-pocket expenses. For the year ended December 31, 2018, we offered PPO products in Florida, Georgia, New York and South Carolina. As more seniors opt for plan flexibility, our ability to offer a choice of products will be important to attracting more customers.

Additionally, through our acquisition of Universal American in 2017, we added a Medicare private-fee-for-service ("PFFS") product to our Medicare portfolio. PFFS plans are open-access plans that allow members to be seen by any physician or facility that participates in the Original Medicare program and are subject to our network terms and conditions. PFFS beneficiaries can join a PFFS plan that has Part D drug coverage or join a plan without such coverage. Our PFFS plans are offered under contracts with CMS and provide enhanced health care benefits compared to Original Medicare, subject to cost sharing and other limitations. We actively coordinate care for these members in a similar manner to our PPO and HMO plans. In addition to a fixed monthly payment per member from CMS, individuals in these plans may be required to pay a monthly premium in selected counties or for selected enhanced products.

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

Improved care coordination is imperative to enhance care options for dual-eligibles as an aging population and increased life expectancy among Americans with disabilities increase the dual-eligible population. As such, dual-eligible programs have become an immediate target for both spending reductions and attempts to improve the quality of care beneficiaries receive. The ACA created a federal Medicare-Medicaid Coordination Office to serve dual-eligibles. This Medicare-Medicaid Coordination Office has initiated a series of state Duals Demonstration Programs intended to provide better coordination and integration of care between Medicare and Medicaid on a capitated or fee-for-service basis, which is required to produce cost savings. As of January 1, 2019, we operate dual special needs plans ("D-SNPs") in 19 states.

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

The 115th Congress proposed several plans to cut or restructure Medicare including raising the Medicare eligibility age, moving Medicare to a defined contribution model, converting Medicare to a voucher system and various other modifications including cuts to provider reimbursement. Medicaid is similarly situated, consuming ever greater portions of the federal budget. As a result, the 115th Congress also considered several proposals to modify the Medicaid program including moving from a match program to block grants, moving to a per-capita capitation system, limiting the use of provider taxes to fund the state’s portion of the Medicaid program, as well as modifying the ACA Medicaid expansions. While legislative efforts to restructure Medicare and modify the Medicaid programs have stalled following the 2018 midterm elections, the current presidential administration may modify these programs through regulatory mechanisms. Consequently, we do not know whether any of these proposals will pass or the effect any such actions could have on our business.

In addition, states are looking for more flexibility to design their Medicaid programs to manage their state health care budgets, including by imposing premium and community engagement or work requirements to maintain Medicaid eligibility. For example, the State of Kentucky intends to implement new premium and community engagement or work requirements for certain members to maintain their eligibility for the Medicaid program, which may reduce our Medicaid membership in Kentucky. However, these requirements have been challenged in federal district court and their implementation is currently stayed. Once implemented, these changes could reduce the membership in our Medicaid health plans, which could have a materially adverse effect on our results of operations, financial condition and cash flows.

In May 2016, CMS published regulations that overhauled Medicaid managed care requirements, which were further revised in November 2018. These regulations include requirements that state Medicaid programs evaluate network adequacy standards; impose a requirement of managed care organizations ("MCO") to report medical loss ratios ("MLRs") annually to states; and a requirement that states set MCO rates to reasonably achieve an MLR of greater than 85% as long as the capitation rates are actuarially sound. Additionally, these regulations expand federal financial participation reimbursement opportunities related to members with behavioral health issues who receive short term services in an alternative institute for mental health and outline requirements for value-based provider contracting.  Under the regulations, the states may also be tasked with developing and publicizing plan quality rating results.  To the extent we do not comply with the implementing regulations by the states, we may be subject to additional financial penalties and/or reductions in membership, which may materially adversely affect our results of operations, financial condition and cash flows.

In addition, on December 21, 2017, the Tax Cuts and Jobs Act of 2017 was enacted, which reformed tax rates beginning January 1, 2018. For additional discussion, refer to Note 14 - Income Taxes to the consolidated financial statements included in this 2018 Form 10-K.

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

CMS Star Ratings
CMS developed a five-star rating system, which awards between 1.0 and 5.0 stars to MA and PDP plans based on performance in several categories, including quality of care and customer service. Certain provisions in the ACA provide additional Medicare revenue related to the achievement of higher Star Ratings that can be used to offer more attractive benefit packages to members and/or achieve higher profit margins. In addition, plans with Star Ratings of 5.0 are eligible for year-round open enrollment, whereas plans with lower Star Ratings have more restrictions on enrollment criteria and timing. Part C or Part D Medicare plans with Star Ratings of less than three stars for three consecutive years are denoted as "low performing" plans on the CMS website and in the CMS "Medicare and You" handbook. In addition, CMS could exercise its authority to terminate the MA and PDP contracts for plans rated below three stars for three consecutive years for the plan year 2021. As a result, plans that achieve higher Star Ratings may have a competitive advantage over plans with lower Star Ratings.

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

In October 2018, CMS announced 2019 MA and PDP Star Ratings. Four of our 25 active MA contracts, serving certain members in California, Florida, Texas and New York/Maine, received an overall rating of 4.0 stars or higher and served approximately 41.2% of our total December 31, 2018 MA membership. Excluding members from our two dual demonstration MA contracts, which are not subject to star ratings, these four contracts served approximately 42.2% of our total December 31, 2018 MA membership.

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

Other Provisions

The ACA imposed certain new taxes and fees, including limitations on the amount of compensation that is tax deductible, as well as an annual premium-based health insurance industry assessment (the "ACA industry fee"). The total ACA industry fee levied on the health insurance industry was $11.3 billion in both 2015 and 2016, increasing to $14.3 billion in 2018. After 2018, the ACA industry fee increases according to an index based on net premium growth. The assessment is being levied on certain health insurers that provide insurance in the assessment year, and is allocated to health insurers based on each health insurer's share of net premiums for all U.S health insurers in the year preceding the assessment. The ACA industry fee is not deductible for income tax purposes, which has significantly increased our effective income tax rate. In December 2015, President Obama signed the Consolidated Appropriations Act, 2016 which, among other provisions, included a one-year moratorium on the ACA industry fee for 2017. While the ACA industry fee was assessed in 2018, the continuing resolution approved in January 2018 provides for an additional one-year moratorium for 2019 for the ACA industry fee. Reinstatement of the fee in future years and/or any future increases could increase our tax rates and adversely affect our results of operations, financial condition and cash flows.

We received amendments, written agreements or other documentation from all our Medicaid customers that commit them to reimburse us for the portion of the ACA industry fee on our Medicaid plans, including its non-deductibility for income tax purposes. CMS does not directly reimburse us for the effect of the ACA industry fee related to MA and PDP premiums.

Five states are currently challenging the requirement that the IRS assess the ACA industry fee on Medicaid and CHIP plans. As a result, there is uncertainty with respect to the ACA industry fee, including that the ACA industry fee could be reallocated to other health insurance products. Changes to how the ACA industry fee is assessed may have a material adverse effect on our results of operations, financial condition and cash flows.

In addition, the Medicare Access and CHIP Reauthorization Act of 2015 is gradually increasing rates on the provider fee schedule from June 30, 2015 to 2019. After 2019, the provider fee schedules will also adjust rates based on quality performance. This Act also provided for incentive payments for those providers that participate in an alternative payment model, such as a demonstration program. Beginning in 2019, the Act also provides that we are required to pay out of network providers an additional quality-related payment pursuant to the Merit Based Incentive Payment System. These increases may increase our medical expenses and adversely affect our results of operations, financial condition and cash flows.

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

In December 2018, a Texas federal district court ruled that the ACA was unconstitutional. Implementation of the ruling has been stayed pending appeal. If the ruling is ultimately upheld, the membership in our states that have expanded Medicaid eligibility may be reduced, which may adversely affect our results of operations.

The reforms in the ACA present both challenges and opportunities for Medicaid plans. The reforms provide states the option to expand eligibility for Medicaid programs. However, some states have decided not to participate in the Medicaid expansion, and some states who have expanded may revisit their decision. In addition, state budgets continue to be strained due to economic conditions and uncertain levels of federal financing for current and expansion populations. As a result, the effects of any potential future expansions are uncertain, including whether states that have expanded will maintain their expansion, making it difficult to determine whether the net effect of the ACA, or any modification, will be positive or negative for Medicaid plans.

We currently serve the ACA Medicaid expansion population in Arizona, Hawaii, Illinois, Kentucky, New Jersey and New York. Our other Medicaid states, Florida, Georgia, Michigan, Missouri, Nebraska and South Carolina, have not expanded their Medicaid eligibility.
OUR PRODUCT SEGMENTS
Our operations are conducted in three reportable segments: Medicaid Health Plans, Medicare Health Plans and Medicare PDPs, which correspond with the Medicaid and Medicare products that we offer.

Membership by segment, and as a percentage of consolidated totals, is as follows.

	For the Years Ended December 31,
	2018		2017		2016
Segment	Membership	Percentage of Total	Membership	Percentage of Total	Membership	Percentage of Total
Medicaid Health Plans	3,931,000	71.0%	2,723,000	62.3%	2,544,000	65.3%
Medicare Health Plans	545,000	9.8%	496,000	11.3%	345,000	8.9%
Medicare PDPs	1,057,000	19.1%	1,152,000	26.4%	1,009,000	25.8%
Corporate and Other	5,000	0.1%	—	—%	—	—%
Total	5,538,000	100.0%	4,371,000	100.0%	3,898,000	100.0%

Medicaid Health Plans

Our Medicaid Health Plans segment includes plans for beneficiaries of TANF, SSI and ABD programs and other state-based programs that are not part of the Medicaid program, such as CHIP and LTSS. For purposes of our Medicaid Health Plans segment, we define our customer as the state and related governmental agencies that have common control over the contracts under which we operate in that particular state. As of January 1, 2019, we are the largest Medicaid health plan by membership in Florida, Georgia, Illinois, Kentucky, Michigan and Missouri.

The Medicaid programs and services we offer to our members vary by state and county and are designed to effectively serve our constituencies in the communities in which we operate. Although our Medicaid contracts determine, to a large extent, the type and scope of health care services that we arrange for our members, in certain markets we provide additional value-added benefits in ways that we believe make our offerings more attractive. Our Medicaid plans provide our members with access to a broad spectrum of medical benefits from primary care and preventive programs to full hospitalization and long-term services and support.

In general, members are required to use our network to receive care, except in cases of emergencies, transition of care or when network providers are unavailable to meet their medical needs. Members generally do not pay any premiums, deductibles or co-payments for most of our Medicaid plans; however, the Kentucky Medicaid program intends to implement premium and community engagement and work requirements for continued eligibility purposes.

Certain contracts expired in 2018; however, we are still serving members as if these contracts were still effective and expect the contracts to be renewed. Our other current Medicaid contracts are set to expire or renew between June 2019 and December 2023. The following table sets forth the terms and expiration dates of our Medicaid contracts with the State of Florida and the Commonwealth of Kentucky, the two states that each accounted for greater than 10% of our consolidated premium revenues during 2018.

State	Line of Business	Term of Contract
Florida	Medicaid (MMA)	February 4, 2014 - December 31, 2018
Florida	Medicaid and LTC	August 27, 2018 - December 31, 2023
Kentucky	Medicaid and CHIP	July 1, 2018 - June 30, 2019
Refer to Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements included in this 2018 Form 10-K for a complete discussion of our premium revenue recognition policy.

The following table summarizes our Medicaid Health Plans segment membership by the programs we offer.

	As of December 31,
	2018	2017	2016
Medicaid Health Plans
TANF	3,322,000	2,278,000	2,119,000
SSI, ABD, duals, and LTSS	442,000	301,000	290,000
CHIP and other	167,000	144,000	135,000
Total	3,931,000	2,723,000	2,544,000

In the following table, we have summarized membership for our Medicaid Health Plans segment by each state that exceeded 10% of our total Medicaid Health Plans membership, as well as all other states in the aggregate, as of December 31, 2018.

	As of December 31,
	2018	2017	2016
Medicaid Health Plans
Illinois	842,000	138,000	166,000
Florida	777,000	751,000	780,000
Michigan	500,000	—	—
Georgia	493,000	513,000	571,000
Kentucky	444,000	448,000	440,000
All other states (1)	875,000	873,000	587,000
Total	3,931,000	2,723,000	2,544,000

(1)	"All other states" consists of Arizona, Hawaii, Missouri, New Jersey, New York, South Carolina and Texas during all years presented. In 2017 and 2018, it also includes Nebraska.

As of January 1, 2019, we served approximately 4.0 million Medicaid members. Refer to Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations for membership discussion by segment for 2018, 2017 and 2016.

Medicare Health Plans
We contract with CMS under the Medicare program to provide a comprehensive array of Part C and Part D benefits to Medicare eligible persons, through our MA plans. Our MA plans are comprised of CCPs which are primarily administered through HMOs and generally require members to seek health care services and select a PCP from a network of health care providers. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of our MA plans.

As of December 31, 2018, we offered MA plans in a total of 524 counties across 21 states to 545,000 members. As of January 1, 2019, we are offering MA plans in a total of 558 counties across 22 states to 567,000 members. We offer D-SNPs in 82.8% of the MA counties that we serve, and approximately 31.3% of our MA members are "dually-eligible" for Medicare and Medicaid and are enrolled in one of our D-SNPs or dual demonstration programs. We cover a wide spectrum of medical services through our MA plans. For many of our plans, we provide additional benefits not covered by Original Medicare, such as vision, dental and hearing services. Through these enhanced benefits, out-of-pocket expenses incurred by our members are generally reduced, which allows our members to better manage their health care costs. We believe that our D-SNPs are attractive to these beneficiaries due to the enhanced benefit offerings and clinical support programs.

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

We continue to focus on three main areas in MA, including:

•	execution on quality and affordability initiatives;

•	continued application of a disciplined portfolio approach to our MA bids, including a focus on net income; and

•
improving Star Ratings, both in terms of execution on quality initiatives and our advocacy position to properly match the ratings, rules and economics with the prevalent data that demonstrates the connection between socio-economic status and lower quality ratings.

Refer to Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements included in this 2018 Form 10-K for a complete discussion of our premium revenue recognition policy.

As of December 31, 2018, 2017 and 2016, our Medicare Health Plans segment had approximately 545,000, 496,000 and 345,000 members, respectively. Refer to Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations for membership discussion by segment for 2018, 2017 and 2016.

As of January 1, 2019, our Medicare Health Plans segment had approximately 567,000 members, an increase of approximately 22,000 compared with December 31, 2018.

Medicare PDPs

We have contracted with CMS to serve as a plan sponsor offering stand-alone Medicare Part D PDP plans to Medicare-eligible beneficiaries through our Medicare PDPs segment. As of January 1, 2019, we offer PDPs in 50 states and the District of Columbia. Our PDPs offer national in-network prescription drug coverage, including a preferred pharmacy network, subject to limitations in certain circumstances.

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

Refer to Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements included in this 2018 Form 10-K for a complete discussion of our premium revenue recognition policy.

As of December 31, 2018, 2017 and 2016, we served approximately 1,057,000, 1,152,000 and 1,009,000 PDP members, respectively. Refer to Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations for membership discussion by segment for 2018, 2017 and 2016.

Our 2019 PDP bids resulted in one of our basic plans being below the benchmarks in 21 of the 34 CMS regions, and within the de minimis range in 10 other regions, compared with our 2018 bids, in which we were below the benchmarks in 25 of the 34 CMS regions, and within the de minimis range in five other regions. As of January 1, 2019, we served approximately 1,590,000 PDP members, an increase of approximately 533,000 from December 31, 2018 resulting from our 2019 bid positioning.

OUR OPERATIONS

Provider Networks and Provider Reimbursement Methods

As of December 31, 2018, we contracted with approximately 750,000 health care providers and 69,000 pharmacies to provide our members with access to medically necessary services. Our contracted providers deliver a variety of services to our members including: primary and specialty physician care; laboratory and imaging services; inpatient, outpatient, home health and skilled facility care; medication and injectable drug therapy; ancillary services; durable medical equipment and related services; mental health and chemical dependency counseling and treatment; transportation; and dental, hearing and vision care.

The following are the types of providers in our Medicaid and MA CCP contracted networks:

•	Professionals such as PCPs, provider groups, specialty care physicians, psychologists and licensed social workers;

•
Facilities such as hospitals with inpatient, outpatient and emergency services, skilled nursing facilities, outpatient surgical facilities, urgent care facilities/clinics, Federally Qualified Health Centers ("FQHC") and diagnostic imaging centers;

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

Facility, physician, pharmacy, dental, vision and behavioral health contracts cover medically necessary services and, under some of our plans, enhanced benefits. These contracts may have terms of one to four years with some of the agreements automatically renewing at the end of the contract period, unless otherwise specified in writing by either party. During the contract period, these agreements typically can be terminated without cause upon written notice by either party, but the notification period may range from 90 to 180 days and early termination may subject the terminating party to financial penalties.

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

The Medicare Access and CHIP Reauthorization Act of 2015 is gradually increasing rates on the provider fee schedule from June 30, 2015 to 2019. After 2019, the provider fee schedules will also adjust rates based on quality performance. This Act also provided for incentive payments for those providers that participate in an alternative payment model, such as a demonstration program. Beginning in 2019, the Act also provides that we are required to pay out of network providers an additional quality-related payment pursuant to the Merit Based Incentive Payment System. These increases may increase our medical expenses and adversely affect our results of operations, financial condition and cash flows.

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

Consistent with our long-term business priorities and emerging regulatory guidance, we have increased emphasis on aligning provider incentives with our objective of improving health care quality by employing a continuum of performance-based arrangements to incentivize providers to improve the quality of care they provide to our members. Substantially all of our contracted PCPs are eligible to participate in our quality incentive programs and/or other value-based arrangements. These arrangements consisted of additional payments for achieving specified quality of care targets. In 2018, 54% of Medicare and 35% of Medicaid hospital, professional and pharmacy payments were made through these value-based arrangements.

We also maintain shared-surplus, shared-risk and full-risk arrangements by establishing an operating fund for provider groups participating in these types of arrangements. We monitor the performance of this fund to determine whether these providers are eligible for shared savings payments or whether they should reimburse us if the contracts include shared or full risk provisions. Payments due to us are normally carried forward and offset against future potential surplus payments. PCPs participating in these specialized risk arrangements cover 53% and 31% of our MA and Medicaid membership, respectively, as of December 31, 2018.

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

To help ensure quality of care, we credential and recredential all professional providers with whom we contract, including physicians, psychologists, licensed social workers, certified nurse midwives, advanced registered nurse practitioners and physician assistants who provide care under the supervision of a physician directly or through delegated arrangements. This credentialing and recredentialing is performed in accordance with standards required by CMS and consistent with the standards of the NCQA. We also may delegate utilization and care management services.

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

Inpatient services are sometimes reimbursed as a fixed global payment for an admission and certain readmissions based on the associated diagnosis related group, or DRG, as defined by CMS. In many instances, certain services, such as implantable devices or particularly expensive admissions, are reimbursed as a percentage of hospital charges either in addition to, or in lieu of, the DRG payment. Certain facilities in our networks are reimbursed on a negotiated rate paid for each day of the member's admission, known as a per diem. This payment varies based upon the intensity of services provided to the member during admission, such as intensive care, which is reimbursed at a higher rate than general medical services.

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

Ancillary Providers

Our typical ancillary agreements provide for coverage of medically necessary care and, in general for Medicare, are renewed annually as benefits change. For Medicaid, these contracts automatically renew for successive one-year periods unless otherwise specified in writing by either party. These contracts typically can be canceled by either party, without cause, usually upon 90 days written notice. In some cases, a longer notice period may be required, such as where a longer period is required by regulation or the applicable government contract.

Ancillary providers, who provide services such as laboratory services, home health, physical, speech and occupational therapy, and ambulance and transportation services, are reimbursed on a capitation or fee-for-service basis.

Pharmacies

Pharmacy services are reimbursed based on a fixed fee for dispensing medication and a separate payment for the ingredients. Ingredients produced by multiple manufacturers are reimbursed based on a maximum allowable cost for the ingredient. Ingredients produced by a single manufacturer are reimbursed as a percentage of the average wholesale price. In certain instances, we may contract directly with the sole-source manufacturer of an ingredient to receive a rebate, which may vary based upon volumes dispensed during the year. Excluding our Meridian health plans, we outsource pharmacy rebate management services to a third party, including rebates processing, claims processing, pre-authorization, utilization management and other related services.

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

Our Medicaid marketing efforts are regulated by the states in which we operate, each of which imposes different requirements for, or restrictions on, Medicaid sales and marketing. These requirements and restrictions can be revised from time to time. Several states, including our two largest Medicaid states, Florida and Kentucky, do not permit direct sales by Medicaid health plans. We rely on member selection and auto-assignment of Medicaid members into our plans in those states.

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

Quality Improvement

We are focused on improving quality across all of our lines of business, which is critical to the continued growth and success of our business. We continually seek to measure and improve the quality of care delivered by our network providers to our members. Our quality improvement program provides the basis for our clinical programs, which include our quality care management and utilization management functions. It outlines ongoing processes designed to improve the delivery of quality, health care services to our members, as well as to enhance compliance with regulatory and accreditation standards. This program consists of a multi-year improvement plan with a more rigorous quality governance structure focused on driving better quality results.

Our quality improvement activities will continue to focus on:

•	Access;

•	Preventive health and wellness;

•	Care management and population health programs;

•	Health plan accreditation;

•	Provider credentialing;

•	Provider education and incentives for closing care gaps;

•	Member education and outreach;

•	Information technology initiatives related to the above activities;

•	Community Connections; and

•	Oversight and audits.

Access

We are focused on improving access for our members to a high-performing network, including PCPs, specialists and ancillary providers, and ensuring that members see the appropriate providers, based on clinical condition. We help members access the right care at the right time in the appropriate setting through coordinated care teams and community partnerships. We recently added additional clinical resources in our markets to implement new care models.

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

Care management and population health programs

We have enhanced our care management model to more effectively serve our most medically complex members. The model leverages both field-based and telephonic resources using state-specific, multi-disciplinary care teams. Our complex care management helps reduce the fragmentation that exists in the current health care system, improving member access to quality care. We also employ interventions that target specific populations, conditions and those that target specific quality outcomes through established best practices. For example, a prenatal care management program to help women with high-risk pregnancies; a program to reduce the number of inappropriate opioid use; and care management programs to decrease the need for emergency room visits and hospitalizations.

Health plan accreditation

Where required, our health plans are either accredited or actively seeking accreditation by the National Committee for Quality Assurance ("NCQA").  NCQA Accreditation is the most comprehensive evaluation in the industry, and the only assessment that includes results of clinical performance (i.e., HEDIS measures) and consumer experience (i.e., Consumer Assessment of Healthcare Provider and Systems measures).

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

Provider education and incentives for closing care gaps

We expanded our Quality Practice Advisory program, which pairs a WellCare licensed clinician (e.g. nurse or social worker) with a provider to assist our providers in identifying and closing gaps in member care. We believe that this program has been effective in closing care gaps and improving our quality scores in future years. As part of our quality improvement program, we implemented changes to our reimbursement methods to reward providers who encourage preventive care, such as well-child check-ups, prenatal care and/or who adopts evidence based guidelines for members with chronic conditions. Additionally, all of our markets offer provider incentives for closing care gaps inherent to the health care system. This initiative has resulted in increased member encounters to drive improvement in the quality of care.

Member education and outreach

We are focused on improving access for our members to a high-performing network, including PCPs, specialists and ancillary providers. This will ensure that members see the appropriate providers, based on clinical condition. We have strengthened our resources focused exclusively on outreach to Medicaid and Medicare members to educate them on care gaps and assist with care gap closure. Intervention and support activities include arranging transportation assistance, three-way calls with a member and his/her primary care physician to schedule appointments, and arranging for home visits to assess and close care gaps. In addition, our medication therapy management initiatives empower patients to take an active role in managing their medications. We are focused on enhancing our members' experience by improving service and reducing complaint levels through improved grievance and appeals processes which we believe will result in improved member satisfaction survey results. Additionally, we use a variety of multimodal techniques to reach members in the manner of their choosing and to minimize cost and maximize effectiveness.  Using culturally and linguistically relevant messages, these modes include mailings, live and automated calls, texts, web portals and mobile applications.  This outreach is coordinated through sophisticated systems that allow for campaign management and a single, 360 degree view of every member.

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

Community Connections

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

Information Technology

The accurate and timely capture, processing and analysis of critical data is required to provide managed care services and operate our business in a cost effective manner. Data processing and data-driven decision making are key components of both administrative efficiency and medical cost management. We use our information systems for premium billing, claims processing, utilization management, reporting, medical cost trending, planning and analysis. The systems also support member and provider service functions, including enrollment, member eligibility verification, primary care and specialist physician roster access, claims status inquiries, and referrals and authorizations.

On an ongoing basis, we evaluate the ability of our existing operations to support our current and future business needs and to maintain our compliance requirements. As a result, we periodically consolidate, integrate, upgrade and expand our information systems capabilities as a result of technology initiatives, industry trends and recently enacted regulations, changes in our system platforms and integration of new business acquisitions. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems, external threats and regulatory standards and changing customer preferences.

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

Our board of directors believes that information security is a critical component of the enterprise-wide risk management program. Our information security risk management practices are a core component of our enterprise-wide risk management program. The board’s information security oversight responsibilities include providing oversight of information security strategies and risk management; and assuring financial and other resources, including insurance related to information security events, are in place to support risk management. The board’s information security oversight includes regular reporting from members of senior management who are responsible for information security risk management practices. Reports cover areas such as process improvements, relevant risks and strategic initiatives. Pursuant to its charter, the Audit, Finance and Regulatory Compliance Committee (the "AFRC Committee") of the board assists the board in the oversight of the enterprise risk management function, including information security.

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

Outsourcing Arrangements

We determined, based on an evaluation of factors including cost, compliance, quality and procurement success, that it is more efficient to use third parties instead of our personnel for certain functions. As a result, we contract with a number of vendors to provide significant operational support including, but not limited to, pharmacy benefit management for certain of our members as well as certain enrollment, billing, call center, benefit administration, claims processing, mail order pharmacy, reinsurance, sales and marketing and certain aspects of utilization management. Where a vendor provides services that we are required to provide under a contract with a government customer, we are responsible for such performance and will be held accountable by our government customers for any failure of performance by our vendors. We evaluate the competency and solvency of our third-party vendors prior to execution of contracts and endeavor to include service level guarantees and information security safeguards in our contracts, where appropriate. When we need to share PHI with a vendor, we ensure that a compliant HIPAA Business Associate Agreement is put in place. Additionally, we perform ongoing vendor oversight activities to identify any performance or other issues related to our vendors.

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

Employees

As of December 31, 2018, we had approximately 12,000 full-time employees. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage.

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

•
Accountable Care Organizations - Accountable Care Organizations are groups of doctors, hospitals, and other health care providers who come together voluntarily to provide coordinated high quality care to their patients. The goal of coordinated care is to ensure that patients, especially the chronically ill, get the right care at the right time, while avoiding unnecessary duplication of services and preventing medical errors.

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

Our contracts with various state government agencies and CMS to provide managed health care services include provisions regarding provider network adequacy, maintenance of quality measures, accurate submission of encounter and health care cost information, maintaining standards of call center performance, prompt payment of claims, accuracy of provider directories and other requirements specific to government and program regulations. We must also have adequate financial resources to protect the state, our providers and our members against the risk of our insolvency. Our failure to comply with these requirements may result in the assessment of penalties, fines and liquidated damages. For further information on data provided to CMS that is subject to audit, refer to the discussion above under Product Segments-Medicare Health Plans.

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

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. For additional information on regulatory requirements, see Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Capital and Dividend Restrictions and Note 16 – Regulatory Capital and Dividend Restrictions to the consolidated financial statements.

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

Specifically, the HIPAA Privacy Rule regulates use and disclosure of individually identifiable health information, known as “protected health information” ("PHI"). The HIPAA Security Rule requires covered entities to implement administrative, physical and technical safeguards to protect the security of electronic PHI. Certain provisions of the security and privacy regulations apply to business associates (entities that handle PHI on behalf of covered entities), and business associates are subject to direct liability for violation of these provisions. Furthermore, a covered entity may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity.

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

The ACA Medicaid expansion provisions remain optional for states. Congress and the current presidential administration may also change the operation of specific programs authorized under the ACA. Given the breadth of possible changes and the uncertainties of interpretation, implementation and timing of any such changes, the ACA (or any modification thereof) could change the way we do business, potentially affecting our pricing, benefit design, product mix and geographic mix.

New or amended regulations and policies, as well as future legislative changes, may have a material adverse effect on our results of operations, financial condition, and cash flows by:

•	reducing the federal matching payments to state Medicaid and CHIP programs;

•	restricting revenue, enrollment and premium growth in certain products and market segments;

•	restricting our ability to expand into new markets;

•	increasing our medical and administrative costs;

•	lowering our Medicare payment rates and/or increasing our expenses associated with the non-deductible federal premium tax and other assessments;

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

Minimum Medical Loss Ratio

Beginning in 2014, the ACA established a minimum MLR for MA and Part D plans, requiring plans to spend not less than 85% of premiums on medical and pharmacy benefits. The rules implementing the minimum MLR impose financial and other penalties for failing to achieve the minimum MLR, including requirements to refund to CMS shortfalls in amounts spent on medical benefits and termination of a plan’s MA contract for prolonged failure to achieve the minimum MLR. The MLR prescribed by HHS differs from the MLR calculation under generally accepted accounting principles in the United States of America ("GAAP") and is determined by adding a plan’s spending for clinical services, prescription drugs and other direct patient benefits, plus its total spending on quality improvement activities and dividing the total by earned premiums (after subtracting specific identified taxes and other fees). These provisions have not had a material effect on our results of operations in 2016, 2017 or 2018.

Other Provisions

The ACA imposed certain new taxes and fees, including limitations on the amount of compensation that is tax deductible, as well as an annual premium-based health insurance industry assessment (the "ACA industry fee"). The total ACA industry fee levied on the health insurance industry was $11.3 billion in both 2015 and 2016, increasing to $14.3 billion in 2018. After 2018, the ACA industry fee increases according to an index based on net premium growth. The assessment is being levied on certain health insurers that provide insurance in the assessment year, and is allocated to health insurers based on each health insurer's share of net premiums for all U.S health insurers in the year preceding the assessment. The ACA industry fee is not deductible for income tax purposes, which has significantly increased our effective income tax rate. In December 2015, President Obama signed the Consolidated Appropriations Act, 2016 which, among other provisions, included a one-year moratorium on the ACA industry fee for 2017. While the ACA industry fee was assessed in 2018, the continuing resolution approved in January 2018 provides for an additional one-year moratorium for 2019 for the ACA industry fee. The reinstatement of the ACA industry fee and any future increases could increase our tax rates and could adversely affect our results of operations, financial condition and cash flows.

Five states are currently challenging the requirement that the IRS assess the ACA industry fee on Medicaid and CHIP plans. As a result, there is uncertainty with respect to the ACA industry fee, including that the ACA industry fee could be reallocated to other health insurance products. Changes to how the ACA industry fee is assessed may have a material adverse effect on our results of operations, financial condition and cash flows.

In December 2018, a Texas federal district court ruled that the ACA was unconstitutional. Implementation of the ruling has been stayed pending appeal. If the ruling is ultimately upheld, the membership in our states which have expanded Medicaid eligibility may be reduced, which may adversely affect our results of operations.

Any failure by us to manage acquisitions, expansions, divestitures or other significant transactions successfully may have a material adverse effect on our quality scores, results of operations, financial condition and cash flows.

Our business and membership has grown substantially due to acquisitions, such as that of Universal American Corp. ("Universal American") in April 2017, the acquisition of Meridian Health Plan of Michigan, Inc., Meridian Health Plan of Illinois, Inc., and MeridianRx, a pharmacy benefit manager ("PBM") (collectively, “Meridian”) in September 2018, geographic expansions and organic growth, such as the statewide expansion of Medicaid in Missouri. We may not be successful in enhancing our infrastructure to support this continued growth, and delays in infrastructure improvements may have a material adverse effect on our quality scores, results of operations, financial condition and cash flows. In addition, due to the substantial initial costs related to acquisitions and expansions, such growth could adversely affect our short-term profitability and liquidity.

As part of our growth strategy, we identify potential acquisition targets, bid and negotiate acquisition terms, work with regulators to receive regulatory approval for the acquisition and once the transaction is closed, we must integrate the acquisition into our operations. For example, we completed our acquisition of Universal American in April 2017 and our acquisition of Meridian in September 2018 and our acquisition of the entire stand-alone Medicare Part D prescription drug plan membership of Aetna Inc. in November 2018.
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

If we are unable to consummate the acquisitions we pursue, our ongoing business may be materially adversely affected and, without realizing any of the benefits that we could have realized had the acquisition been completed, we will be subject to a number of risks, including the following:

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

Similarly, delays in the completion of acquisitions could, among other things, result in additional transaction costs or other negative effects associated with uncertainty about completion of the acquisition and cause us not to realize some or all of the benefits that we expect to achieve if the acquisition is successfully completed within its expected timeframe.

Once acquired, we may have difficulties integrating acquired businesses, such as Meridian and the Aetna Part D membership, within our existing operations, due to factors such as:

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

Our rate of expansion into new products or other geographic areas may also be affected by factors such as:

•	the time and costs associated with obtaining the necessary licenses and approvals to operate;

•	lower quality scores compared to our competitors;

•	loss of our right to participate in government-sponsored programs, including Medicaid and Medicare;

•	participation in fewer lines of business compared to our competitors;

•	our inability to develop a network of physicians, hospitals and other health care providers that meets our requirements and those of government regulators;

•	delays in the procurement, renewal or implementation of Medicaid or similar programs in new or existing states;

•	our ability to serve increased membership;

•	CMS or state contract provisions regarding quality measures, such as CMS Star Ratings;

•	loss of our ability to expand Medicaid and Medicare programs;

•	competition, which increases the cost of recruiting members;

•	the cost of providing health care services in those areas;

•	demographics and population density; and

•	applicable state regulations that, among other things, require the maintenance of minimum levels of capital and surplus.

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

Our profitability depends, to a significant degree, on our ability to estimate and effectively manage our costs related to the provision of health care services. Relatively small changes in the ratio of our expenses related to health care services to the premiums we receive (the "medical benefits ratio" or "MBR") can create significant changes in our financial results. Many aspects of the managed care business are not predictable, and estimating medical benefits expense is a continuous process, which depends on the information available to us and our ability to utilize such information. Factors that may cause medical benefits expense to exceed our estimates include, but are not limited to:

•
the addition of new members, whether by acquisition, new enrollment, program startup or expansion (including geographic expansion), whose risk profiles are uncertain or unknown and for whom initiatives to manage their care take longer than expected;

•	an increase in the cost of health care services and supplies, including pharmaceuticals, whether as a result of the introduction of new products or technologies, inflation or otherwise;

•	the performance of our pharmaceutical benefit managers in managing pharmaceutical costs;

•	higher-than-expected utilization of health care services, including pharmaceuticals;

•	contractual provisions related to continuity of care for new members;

•
contractual provisions or regulatory requirements restricting the use and design of quality and affordability initiatives, including the ability to control the pharmaceutical formulary in Medicaid programs;

•	periodic renegotiation of hospital, physician and/or other provider contracts;

•	the occurrence of catastrophes, natural disasters, epidemics, pandemics, terrorism or bio-terrorism;

•	changes in the demographics of our members and medical trends affecting them;

•	challenges in implementing medical expense cost control initiatives, especially during the first year of a new Medicaid program or a new product;

•	new mandated benefits, increased mandated provider reimbursement rates or other changes in health care laws, regulations, public policy and/or practices;

•	emerging changes in the economy;

•	changes in members' behavior and health care utilization patterns;

•	provider billing practices; and

•	changes in the fee schedules, rate design, and reimbursement structure for health care services.

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

For example, the Medicare Access and CHIP Reauthorization Act of 2015 is gradually increasing rates on the provider fee schedule from June 30, 2015 to 2019. After 2019, the provider fee schedules will also adjust rates based on quality performance. This Act also provided for incentive payments for those providers that participate in an alternative payment model, such as a demonstration program. Beginning in 2019, the Act also provides that we are required to pay out of network providers an additional quality-related payment pursuant to the Merit Based Incentive Payment System. These increases may increase our medical expenses and adversely affect our results of operations, financial condition and cash flows.

Our medical benefits expense may exceed our estimates or our regulators’ actuarial pricing assumptions, and we may be unable to adjust the premiums we receive under our current contracts, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Assumptions and estimates are utilized in establishing premium deficiency reserves. For example, we have established a premium deficiency reserve of $16.1 million in connection with the expanded and combined Illinois Medicaid programs as of December 31, 2018. If our assumptions in establishing reserves are inconsistent with actual experience, our reserves may be inadequate to pay medical costs. We may be required to increase our premium deficiency reserve, or establish new premium deficiency reserves in connection with other contracts, which could have a material adverse effect on our results of operations and financial condition.

Our MA and PDP plans, as well as certain of our Medicaid plans, are subject to a minimum MLR, which requires health plans to spend not less than a certain percentage of premiums on medical benefits. If a minimum MLR is not met, then we could be required to refund a portion of our premiums back to the state or CMS, as applicable.

In addition, there are sometimes wide variations in the established rates per member in both our Medicaid and Medicare lines of business. For instance, the rates we receive for a Supplemental Security Income ("SSI") member are generally significantly higher than for a non-SSI member who is otherwise similarly situated. As the composition of our membership base changes as the result of programmatic, competitive, regulatory, benefit design, economic or other changes; there is a corresponding change to our premium revenue, costs and margins, which may have a material adverse effect on our results of operations, financial condition and cash flows.

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

Certain provisions in the ACA provide additional Medicare revenue related to the achievement of higher Star Ratings that can be used to offer more attractive benefit packages to members and/or achieve higher profit margins. In addition, plans with the highest Star Ratings of 5.0 are eligible for year-round open enrollment, whereas plans with lower Star Ratings have more restrictions on enrollment criteria and timing. Part C or Part D Medicare plans with Star Ratings of less than three stars for three consecutive years are denoted as "low performing" plans on the CMS website and in the CMS "Medicare and You" handbook. In addition, CMS could exercise its authority to terminate the MA and PDP contracts for plans rated below three stars for three consecutive years for the plan year 2020. As a result, plans that achieve higher Star Ratings may have a competitive advantage over plans with lower Star Ratings.

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

In October 2018, CMS announced 2019 MA and PDP Star Ratings. Four of our 25 active MA contracts, serving certain members in California, Florida, Texas and New York/Maine, received an overall rating of 4.0 stars or higher and served approximately 41.2% of our total MA membership as of December 31, 2018. Excluding members from our two dual demonstration MA contracts, which are not subject to star ratings, these four contracts served approximately 42.2% of our total MA membership as of December 31, 2018.

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

In certain state Medicaid programs, plans that do not meet applicable quality and service delivery measures can be required to refund premiums previously received, may not receive premiums withheld, may not be able to earn quality bonuses, may be required to pay penalties or may be subject to enrollment limitations, including suspension of auto assignment of members, or termination of the contract. In addition, if the state determines that a health plan has failed to meet the contractual requirements for quality measures, these contracts may be subject to termination or other remedies, such as liquidated damages, at the discretion of the state. We are unable to predict what actions a state may take, if any, when assessing our contractual performance.

In addition, lower quality scores and service measures for any of our lines of business compared to our competitors may adversely affect our ability to attract members and obtain regulatory approval for acquisitions or expansions or succeed in competitive bidding situations. As a result, lower quality scores and service measures compared to our competitors could have a material adverse effect on our business, rate of growth, results of operations, financial condition and cash flows.

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

For the years ended December 31, 2018 and 2017 our Medicaid operations in Florida and Kentucky each accounted for greater than 10% of our consolidated premium revenue. These customers accounted for contracts that have terms of between one and three years with varying expiration dates.

Our Medicaid contracts are generally intended to run for initial terms of less than five years and in some cases may be extended for additional years if the state or other sponsoring agency elects to do so. When our state contracts expire, they may be opened for bidding by competing health care plans. In July 2018, we received a Notice of Intent to Award a contract from the Florida Department of Health to provide statewide managed care services to more than 60,000 children with medically complex conditions through the Children's Medical Services Managed Care Plan ("CMS Plan"). The five-year contract award began on February 1, 2019; however, this contract is still subject to protest and appeal. There is no guarantee that our contracts will be renewed or extended or, if renewed or extended, on what terms. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds. Our contracts could also be terminated if we fail to perform in accordance with the standards set by state regulatory agencies. If any of our contracts are terminated, not renewed or extended, renewed or extended on less favorable terms or not renewed or extended on a timely basis or if an increased number of competitors were awarded contracts in these states, our business will suffer, and our results of operations, financial condition and cash flows may be materially affected.

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

State governments generally are experiencing tight budgetary conditions within their Medicaid programs. As a result, government agencies with which we contract may seek to reduce funding, which may result in changes to program design, including member eligibility and benefits for their Medicaid programs. For example, the State of Kentucky intends to implement new premium and community engagement or work requirements for certain members to maintain their eligibility for the Medicaid program, which may reduce our Medicaid membership in Kentucky. If any state in which we operate were to decrease premiums paid to us for these reasons or any other reason, decrease members eligible to participate in the programs, reduce the benefits offered by the programs, or pay us less than the amount necessary to keep pace with our cost trends, or delay increases in premiums, these could have a material adverse effect on our revenues and results of operations. We have experienced rate decreases and rate increase delays in the past and may do so in the future. Economic conditions affecting state governments and agencies could also result in delays in receiving premium payments. For example, Illinois has delayed its premium payments for the Medicaid program. If there is a significant delay in our receipt of premiums to pay health benefit costs, it could have a material adverse effect on our results of operations, financial condition, cash flows and liquidity.

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

We are offering a new enhanced PDP product in 2019.  In connection with the new business, the actual costs of providing prescription drugs may be higher than we estimated. If our actual costs of providing prescription drugs are higher than our estimated costs of providing prescription drugs when we provided our bids to CMS, our funds receivable from CMS could be higher than we anticipated, which could have a material adverse effect on our cash flows and liquidity.

We may not be able to generate or access sufficient cash to service all of our indebtedness or successfully secure alternatives to satisfy our obligations under our indebtedness.

As of December 31, 2018, we had approximately $2.1 billion in aggregate principal amount of total indebtedness outstanding primarily consisting of $1.2 billion senior notes due 2025 and $750.0 million senior notes due 2026 (together, the "Senior Notes") and $200.0 million outstanding under our $1.3 billion revolving credit facility (the “Amended and Restated Credit Agreement”).

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

In May 2016, CMS published regulations that overhauled Medicaid managed care requirements. These regulations include requirements that state Medicaid programs evaluate network adequacy standards and, if a state chooses to impose a minimum MLR, requires managed care organizations ("MCO") to report MLRs annually to states, requires those states to set MCO rates to reasonably achieve an MLR of greater than 85% as long as the capitation rates are actuarially sound. Additionally, these regulations expand federal financial participation reimbursement opportunities related to members with behavioral (mental) health issues who receive short term services in an alternative institute for mental disease and outline requirements for value-based provider contracting.  Under the regulations, the states may also be tasked with developing and publicizing plan quality rating results.   The degree of federal oversight in implementing these regulations is uncertain, and the states may retain substantial flexibility in designing their Medicaid programs. Implementation or lack of implementation by CMS and the state Medicaid agencies of these regulations may materially adversely affect our results of operations, financial condition and cash flows.

Five states are currently challenging the requirement that the IRS assess the ACA industry fee on Medicaid and CHIP plans. As a result, there is uncertainty with respect to the ACA industry fee, including that the ACA industry fee could be reallocated to other health insurance products. Changes to how the ACA industry fee is assessed may have a material adverse effect on our results of operations, financial condition and cash flows.

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

The Medicare Access and CHIP Reauthorization Act of 2015 was enacted in April 2015, which, among other things, extended the Special Needs Program through 2018. In addition, this Act is gradually increasing rates on the provider fee schedule from June 30, 2015 to 2019. After 2019, the provider fee schedules will also adjust rates based on quality performance. This Act also provided for incentive payments for those providers that participate in an alternative payment model, such as a demonstration program. Beginning in 2019, the Act also provides that we are required to pay out of network providers an additional quality-related payment pursuant to the Merit Based Incentive Payment System. These increases may increase our medical expenses and adversely affect our results of operations, financial condition and cash flows.

On February 9, 2018, the Bipartisan Budget Act of 2018 was enacted, which extended CHIP funding through 2027 and permanently reauthorized MA special needs plans, but imposed additional requirements for care coordination and integration of long-term services and supports. This legislation followed an earlier continuing resolution that continued funding and the enhanced federal match rate for CHIP established by the ACA initially but reduced the rate over time, and extended the requirement for states to maintain coverage for children from 2019 through 2023, but limited the requirement to children in families with incomes at or below 300% of the federal poverty level after October 1, 2019. The funding of the CHIPs and Special Needs Programs by the federal government may be limited further, and eligibility for those programs may also be further restricted. If these programs are further modified or the funding further restricted, states could cease operating these programs, or limit their eligibility or benefits, or impose new requirements, which could have a material adverse effect on our revenues, cash flow, membership and profitability.

Further, changes in existing federal or state laws or regulations or the adoption of new laws or regulations relating to patent term extensions, purchase discount and rebate arrangements with pharmaceutical manufacturers, or to formulary management or other pharmaceutical benefit management services could also reduce the discounts or rebates we receive on pharmaceutical drugs. In addition, changes in federal or state laws or regulations or the adoption of new laws or regulations relating to pharmaceutical pricing, claims processing and billing, the development and use of formularies and other utilization management tools, the use of average wholesale prices, a list of maximum allowable costs, transmission fees or other pricing benchmarks, pricing for specialty pharmaceuticals, limited access to networks and pharmacy network reimbursement methodologies, could adversely affect our profitability.
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

We compete for members principally on the basis of size and quality of provider network, pharmacy network, benefits provided and quality of service. We may not be able to develop innovative products and services that are attractive to members. We may not be able to comply with the service level agreements or other terms of our pharmaceutical benefit management contracts held by MeridianRx with third-parties, and lose customers, or be required to pay penalties. We may grow more, or at a faster pace, than expected, which may affect service levels. We cannot be sure that we will continue to remain competitive, nor can we be sure that we will be able to successfully retain or acquire members for our products and services at current levels of profitability.

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

We face a significant risk of class action lawsuits and other litigation and regulatory investigations and actions in the ordinary course of operating our businesses. The following are examples of types of potential litigation and regulatory investigations we face:

•	claims by government agencies relating to compliance with laws and regulations;

•	claims relating to sales practices and member enrollment;

•	claims relating to the methodologies for calculating premiums;

•	claims relating to the denial or delay of health care benefit payments;

•	claims relating to claims payments and procedures;

•	claims relating to provider marketing;

•	claims by providers for network termination or exclusion;

•	anti-kickback claims;

•	medical malpractice or negligence actions based on our medical necessity decisions or brought against us on the theory that we are liable for our providers’ malpractice or negligence;

•	allegations of anti-competitive and unfair business activities;

•	provider disputes over compensation and termination of provider contracts or defamation claims;

•	allegations of discrimination;

•	allegations of breaches of duties;

•	claims relating to inadequate or incorrect disclosure or accounting in our public filings and other statements;

•	allegations of agent misconduct;

•	claims related to deceptive trade practices;

•	claims relating to audits and contract performance;

•	protests related to Medicaid awards; and

•	violations of state procurement laws and policies.

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

Our business strategy includes entering new markets by pursuing attractive growth opportunities for our existing product lines and pursuing acquisition opportunities. We may need to access the debt or equity markets and receive dividends from our subsidiaries to fund these growth activities, such as the $1.4 billion in equity proceeds we raised and the $750.0 million in new senior notes we issued to fund the purchase price of the Meridian acquisition.

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

Cybersecurity attacks also could significantly impair our or our vendors’ information systems, or compromise our or our vendors’ data security. Despite our and our vendors' efforts to secure information systems, we could be subject to cybersecurity incidents that bypass our security measures, impact the integrity, availability or privacy of personal health information or other data subject to privacy laws or disrupt our information systems, devices or business, including our ability to provide various health care services. As cyber threats continue to evolve from malicious persons and groups, new vulnerabilities and advanced attacks against information systems, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities. Cybersecurity attacks could result in (i) harm to our members, associates and providers; (ii) business interruptions and delays; (iii) the loss, misappropriation, corruption or unauthorized access of data; (iv) litigation and potential liability under privacy, security and consumer protection laws or other applicable laws; (v) reputational damage and (vi) federal and state governmental inquiries, any of which could have a material, adverse effect on our financial position and results of operations and harm our business reputation.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal administrative, sales and marketing facilities are located at our leased corporate headquarters in Tampa, Florida. Our corporate headquarters is used in all of our lines of business. As of December 31, 2018, we also leased office space for the administration of our health plans in Arizona, Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Kentucky, Louisiana, Maine, Michigan, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, South Carolina, Tennessee, Texas, Washington D.C. and Wisconsin. These properties are all in good condition and are well maintained. We believe these facilities are suitable and provide the appropriate level of capacity for our current operations. Upon expiration of the terms of the leases, we believe we could renew these leases on acceptable terms, or find suitable space elsewhere.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol "WCG." As of February 11, 2019, we had approximately 16 holders of record of our common stock.

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

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the period from December 31, 2013 to December 31, 2018, with the cumulative total return on the stocks included in the Standard & Poor's 500 Stock Index ("S&P 500") and the Standard & Poor’s 500 Managed Health Care Index (“S&P MHCI”) over the same period. At December 31, 2018, the companies included in the S&P MHCI were: Anthem, Inc., Centene Corporation, Humana Inc., UnitedHealth Group Incorporated and WellCare Health Plans, Inc. These companies are consistent with those that were included in the custom composite index included in our historical Form 10-K filings.

The graph assumes an investment of $100 made in our common stock, the S&P 500 and the S&P MHCI on December 31, 2013. The graph also assumes the reinvestment of dividends and is weighted according to the respective company's stock market capitalization at the beginning of each of the periods indicated. We did not pay any dividends on our common stock during the period reflected in the graph. Further, our common stock price performance shown below should not be viewed as being indicative of future performance.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
WellCare Health Plans, Inc.	$100	$117	$111	$195	$286	$335
S&P 500 Index	$100	$114	$115	$129	$157	$150
S&P MHCI	$100	$138	$163	$206	$294	$339

Item 6. Selected Financial Data.
The following table sets forth our summary financial data. This information should be read in conjunction with our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this 2018 Form 10-K.

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(In millions, except per share data)
Consolidated operating results:
Total revenues	$20,414.1	$17,007.2	$14,237.1	$13,890.2	$12,959.9
Income from operations	698.3	469.0	529.5	336.1	148.3
Income before income taxes	692.8	461.6	529.5	336.1	177.8
Net income	$439.8	$373.7	$242.1	$118.6	$63.7
Net income per share:
Basic	$9.40	$8.40	$5.47	$2.69	$1.45
Diluted	$9.29	$8.31	$5.43	$2.67	$1.44
Operating Statistics:
Medical benefits ratio:
Medicaid Health Plans (GAAP)	86.0%	87.8%	86.2%	86.7%	88.2%
Medicaid Health Plans (adjusted) (1)	88.9%	88.8%	89.5%	89.8%	90.5%
Medicare Health Plans	84.7%	86.0%	84.6%	87.2%	88.5%
Medicare PDPs	72.4%	82.4%	73.7%	78.7%	92.9%
SG&A ratio (GAAP) (2)	8.3%	8.7%	8.0%	8.2%	7.9%
Adjusted SG&A ratio (2) (3)	8.3%	8.5%	8.0%	7.9%	7.7%
Membership:
Medicaid Health Plans	3,931,000	2,723,000	2,544,000	2,388,000	2,310,000
Medicare Health Plans	545,000	496,000	345,000	354,000	417,000
Medicare PDPs	1,057,000	1,152,000	1,009,000	1,025,000	1,392,000
Corporate and Other	5,000	—	—	—	—
Total Membership	5,538,000	4,371,000	3,898,000	3,767,000	4,119,000
Consolidated cash flows:
Operating activities	$279.0	$1,050.0	$748.3	$712.6	$299.3
Investing activities(4)	(2,568.0)	(1,736.5)	61.1	(172.6)	(16.0)
Financing activities	1,742.6	828.2	833.1	505.1	(392.7)
Balance Sheet Data (in millions, as of December 31):
Cash and cash equivalents	$3,653.9	$4,198.6	$3,961.4	$2,407.0	$1,313.5
Total assets	11,764.7	8,364.6	6,152.8	5,145.8	4,446.5
Long-term debt, including current maturities	2,126.4	1,182.4	997.6	1,199.1	888.6
Total liabilities	7,524.7	5,947.9	4,152.7	3,417.5	2,850.6
Total stockholders' equity	4,240.0	2,416.7	2,000.1	1,728.3	1,595.9

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

(2)
Effective January 1, 2018, the Company redefined our SG&A ratio (GAAP) to be a percentage of total revenues. Adjusted SG&A ratio was redefined to be a percentage of total revenues excluding Medicaid premium tax reimbursement and Medicaid ACA industry fee reimbursement. Accordingly, results for the years ended 2017, 2016, 2015 and 2014 were adjusted to conform to this presentation. Our SG&A ratio (GAAP)

decreased by 0.1% for the year ended December 31, 2017. Our SG&A ratio was unaffected for years ended 2016, 2015 and 2014. Our Adjusted SG&A ratio was unaffected for each period.

(3)
Our Adjusted SG&A expense ratio measures selling, general and administrative expense as a percentage of total revenues, excluding Medicaid premium tax reimbursement for all years presented and the Medicaid ACA industry fee reimbursements for the years ended December 31, 2018, 2016, 2015 and 2014. The Medicaid ACA industry fee reimbursement was not applicable for the year ended December 31, 2017 due to the one-year moratorium. The ratio also excludes the effect of investigation costs for all years presented, Sterling divestiture, Iowa SG&A and pharmacy benefit manager ("PBM") transitory costs; and certain costs associated with our acquisitions of Meridian, Universal American and the Aetna Part D membership, as applicable.

(4)
Net cash used in investment activities has been retrospectively adjusted to reflect the adoption of ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" effective January 1, 2018. Accordingly, investment activities for years ended 2017, 2016, 2015 and 2014 were adjusted by $95.5 million, ($88.1) million, $48.4 million and ($59.6) million, respectively. See Note 2 - Summary of Significant Accounting Policies for further discussion.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6 – Selected Financial Data and our consolidated financial statements and related notes appearing elsewhere in this 2018 Form 10-K. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause our actual results to differ materially from management's expectations. Factors that could cause such differences include those set forth under Part I, Item 1 – Business and Part I, Item 1A – Risk Factors, as well as Forward-Looking Statements discussed earlier in this 2018 Form 10-K.

OVERVIEW

Introduction

WellCare Health Plans, Inc. (the "Company," "we," "us," "our") focuses primarily on providing government-sponsored managed care services to families, children, seniors and individuals with complex medical needs, primarily through Medicaid, Medicare Advantage ("MA") and Medicare Prescription Drug Plans ("PDP"), as well as individuals in the Health Insurance Marketplace. As of December 31, 2018, we served approximately 5.5 million members. During the twelve months ended December 31, 2018, we operated Medicaid health plans, including states where we receive Medicaid premium revenues associated with dually eligible special needs plans, in Arizona, Florida, Georgia, Hawaii, Illinois, Kentucky, Michigan, Missouri, Nebraska, New Jersey, New York, South Carolina and Texas.

As of December 31, 2018, we operated MA coordinated care plans ("CCPs") in Arizona, Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Kentucky, Louisiana, Maine, Michigan, Mississippi, New Jersey, New York, North Carolina, Ohio, South Carolina, Tennessee and Texas, as well as stand-alone Medicare prescription drug plans ("PDP") nationwide.

We began serving Medicaid and Medicare members in Arizona, effective December 31, 2016, in connection with the acquisition of Care1st Health Plan Arizona, Inc. and One Care by Care1st Health Plan of Arizona, Inc. (together "Care1st Arizona"). Effective January 1, 2017, we began serving Medicaid members statewide in Nebraska. In connection with the acquisition of Meridian Health Plan of Michigan, Inc., Meridian Health Plan of Illinois, Inc., and MeridianRx, a pharmacy benefit manager ("PBM") (collectively, “Meridian”) we began serving Medicaid and Medicare members in Michigan, as well as MA members in Indiana and Ohio.

Summary of Consolidated Financial Results

Summarized below are the key financial highlights for the year ended December 31, 2018. For additional information, refer to the "Results of Operations" section, which discusses both consolidated and segment results.

▪
Membership increased by 1,167,000 members, or 26.7%, in 2018 compared with 2017, as discussed below in "Results of Operations." The growth was primarily driven by our September 2018 acquisition of Meridian, as well as organic growth in our Medicaid Health Plans and Medicare Health Plans segments. These increases were partially offset by decreased membership in our Medicare PDP segment resulting from our 2018 bid positioning.

▪
Premiums increased $3.2 billion, or 18.8%, in 2018 compared with 2017, primarily reflecting our acquisitions of Meridian in September 2018 and Universal American in April 2017. The increase is also attributed to the assignment of additional members in our Illinois Medicaid health plan, effective January 1, 2018, participation in the Missouri Medicaid program expansion, effective May 1, 2017, organic growth in our Medicare Health Plans segment and the expiration of the 2017 ACA industry fee moratorium (discussed in Key Development and Accomplishments below), which reestablished the associated Medicaid ACA industry fee reimbursements from our state government partners for 2018. These increases were partially offset by the previously discussed membership declines in our PDP segment.

▪
Net Income increased $66.1 million, or 17.7%, in 2018 compared with 2017 driven by continued improvement in operational execution across all of our segments, the acquisition of Universal American in April 2017 and the effect of the Tax Cuts and Jobs Act of 2017 ("TCJA"), which reduced the U.S. federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018. These increases are partially offset by the favorable effect of revaluing our deferred tax assets and liabilities in 2017 as a result of the TCJA, the expiration of the 2017 ACA industry fee moratorium and reestablishment of the ACA industry fee for 2018, which is nondeductible for tax purposes.

Key Developments and Accomplishments

Presented below are key developments and accomplishments relating to progress on our business strategy that have affected, or are expected to affect, our results:

•
In February 2019, we received notice from the North Carolina Department of Health and Human Services (“DHHS”) that we were awarded a contract to administer the state’s Medicaid Prepaid Health Plans, which is subject to a protest process. DHHS has selected four health plans, including us, to serve North Carolina's Medicaid beneficiaries on a statewide basis. One additional health plan led by providers was selected to operate health plans in certain regions. The state is expected to implement the new managed care program, in two phases, for its 1.6 million Medicaid beneficiaries beginning November 1, 2019.

•
In November 2018, we completed the asset purchase of Aetna Inc.'s ("Aetna") entire standalone Medicare Part D prescription drug plan membership ("Aetna Part D membership"), which Aetna divested as part of CVS Health Corporation's acquisition of Aetna, for total approximate consideration of $107.2 million in cash, which is subject to certain true-up provisions. Per the terms of the agreements, Aetna will provide administrative services to, and retain financial risk of, the Aetna Part D membership through 2019. Therefore, the Aetna Part D membership will be excluded from our membership and results of operations until January 1, 2020.

•
In September 2018, we completed the acquisition of Meridian for approximately $2.5 billion in cash, subject to certain purchase price adjustments. As a result of this transaction, we expanded our Medicaid portfolio through the addition of Michigan, where Meridian has the leading market position; expanded our Medicaid presence in Illinois; and acquired an integrated PBM platform. Meridian also serves MA members in Illinois, Indiana, Michigan and Ohio, as well as Health Insurance Marketplace members in Michigan.

•
In August 2018, we completed a public offering and issuance of 5,207,547 shares of our common stock, at an offering price of $265.00 per share. The net proceeds from the offering were approximately $1.3 billion, after deducting underwriting discounts and offering costs of $37.7 million. We used the net proceeds to fund a portion of the cash consideration for the acquisition of Meridian.

•
In August 2018, we completed the offering and sale of 5.375% unsecured senior notes due 2026 in the aggregate principal amount of $750.0 million (the “2026 Notes"). The aggregate net proceeds from the issuance of the 2026 Notes were $739.0 million, which were used to fund a portion of the cash consideration for our acquisition of Meridian.

•
In August 2018, $225.0 million was drawn on our Revolving Credit Facility to partially fund the Meridian acquisition, of which $25.0 million was repaid during September 2018. As of December 31, 2018, $200.0 million was outstanding under the Revolving Credit Facility.

•
In July 2018, we entered into an amended and restated Credit Agreement (“Amended and Restated Credit Agreement”), which increased the aggregate principle amount available under our Revolving Credit Facility from $1.0 billion to $1.3 billion. Additionally, we extended the maturity date under the Revolving Credit Facility from January 2021 to July 2023.

•
In July 2018, we received a Notice of Intent to Award a contract from the Florida Department of Health to provide statewide-managed care services to more than 60,000 children with medically complex conditions through the Children's Medical Services Managed Care Plan ("CMS Plan"). The five-year contract award began on February 1, 2019; however, this contract is still subject to protest and appeal. Additionally, in April 2018, we received a Notice of Agency Decision from the Florida Agency for Health Care Administration (“AHCA”) to award our subsidiary, Staywell, a new five-year contract to provide managed care services to Medicaid-eligible beneficiaries, including Managed Medical Assistance and Long-Term Care beneficiaries in 10 of 11 regions. As part of the Medicaid Managed Care program, we expect to provide statewide managed care services to beneficiaries in the Serious Mental Illness Specialty Plan ("SMI"), which currently has more than 75,000 beneficiaries statewide. We are one of two managed care plans providing services to the SMI beneficiaries. The new statewide Medicaid Managed Care program began on December 1, 2018.

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

•
Effective January 1, 2017, the Consolidated Appropriations Act, 2016 provided for a one-year moratorium on the ACA industry fee, which also eliminated the associated Medicaid ACA industry fee reimbursements from our state government partners. This 2017 moratorium expired effective January 1, 2018. Accordingly, we incurred $344.1 million of ACA industry fee expense for 2018. We did not incur ACA industry fee expense for 2017. Additionally, we recognized $302.2 million in Medicaid ACA industry fee reimbursement revenue for 2018. We did not receive any Medicaid ACA industry fee reimbursement revenue during 2017.

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

RESULTS OF OPERATIONS

Consolidated Financial Results

The following table sets forth condensed data from our consolidated statements of operations data, as well as other key data used in our results of operations discussions for the years ended December 31, 2018, 2017 and 2016.

	For the Years Ended December 31,
	2018	2017	2016
Revenues:	(Dollars in millions)
Premium	$20,146.3	$16,960.3	$14,220.9
Products and services	154.1	—	—
Investment and other income	113.7	46.9	16.2
Total revenues	20,414.1	17,007.2	14,237.1
Expenses and other:
Medical benefits	17,128.1	14,744.8	12,089.4
Costs of products and services	148.6	—	—
Selling, general and administrative	1,701.0	1,484.7	1,133.1
ACA industry fee	344.1	—	228.4
Medicaid premium taxes	126.8	119.8	110.0
Depreciation and amortization	179.7	120.4	87.6
Interest	87.5	68.5	59.1
Total expenses, net	19,715.8	16,538.2	13,707.6
Income from operations	698.3	469.0	529.5
Loss on extinguishment of debt	—	26.1	—
Income before income taxes and equity in earnings of unconsolidated subsidiaries	698.3	442.9	529.5
Equity in (losses) earnings of unconsolidated subsidiaries	(5.5)	18.7	—
Income before income taxes	692.8	461.6	529.5
Income tax expense	253.0	87.9	287.4
Net income	$439.8	$373.7	$242.1

Effective tax rate	36.5%	19.0%	54.3%

Membership by Segment
Medicaid Health Plans	3,931,000	2,723,000	2,544,000
Medicare Health Plans	545,000	496,000	345,000
Medicare PDPs	1,057,000	1,152,000	1,009,000
Total Membership by Segment	5,533,000	4,371,000	3,898,000
Health Insurance Marketplace	5,000	—	—
Total Membership	5,538,000	4,371,000	3,898,000

Membership

2018 vs. 2017

As of December 31, 2018, membership increased approximately 1,167,000, or 26.7%, compared with December 31, 2017. Membership discussion by segment follows:

•
Medicaid Health Plans. Membership increased by 1,208,000, or 44.4%, to 3.9 million members as of December 31, 2018.The increase was primarily driven by the acquisition of Meridian, as well as organic membership growth primarily in our Illinois Medicaid health plan as a result of a new contract with the Illinois Department of Health Care and Family Services ("HFS") to administer the Health Choice Illinois Medicaid managed care program statewide, effective January 1, 2018.

•
Medicare Health Plans. Membership increased by 49,000, or 9.9%, to 545,000 members as of December 31, 2018. The increase is partially a result of the acquisition of Meridian, which expanded our membership through the addition of Michigan, Indiana and Ohio, as well as deepened our presence in Illinois. Additionally, the increase reflects our organic growth.

•
Medicare PDPs. Membership decreased by 95,000, or 8.2%, to 1.1 million members as of December 31, 2018. The decrease was primarily the result of our 2018 bid positioning. Our 2018 PDP bids resulted in one of our basic plans being below CMS benchmarks in 25 of the 34 CMS regions, and within the de minimis range in five other regions, compared with our 2017 bids, in which we were below the benchmarks in 30 of the 34 CMS regions, and within the de minimis range in three other regions.

2017 vs. 2016

As of December 31, 2017, membership increased approximately 473,000, or 12.1%, compared with December 31, 2016. Membership discussion by segment follows:

•
Medicaid Health Plans. Membership increased by 179,000, or 7.0%, to 2.7 million members as of December 31, 2017. The increase was primarily driven by our participation in Missouri's Medicaid program statewide expansion, our new Nebraska Medicaid plan, and membership acquired from Phoenix Health Plan in our Arizona market. The increase was partially offset by declines in our Georgia health plan membership because the State added a fourth managed care organization, effective July 1, 2017.

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

Net income

2018 vs. 2017

For the year ended December 31, 2018, our net income increased by $66.1 million, or 17.7%, compared with the same period in 2017 driven by continued improvement in operational execution across all of our segments, the acquisitions of Universal American in April 2017 and the effect of the TCJA, which reduced the U.S. federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018 (discussed in Note 14 - Income Taxes to the consolidated financial statements of this 2018 Form 10-K). These increases are partially offset by the expiration of the 2017 ACA industry fee moratorium and reestablishment of the ACA industry fee for 2018, which is nondeductible for tax purposes and the favorable effect of revaluing our deferred tax assets and liabilities in 2017 as a result of the TCJA. Refer to Segment Reporting below for a discussion of current developments, operating results and other key performance measures by reportable segment.

2017 vs. 2016

For the year ended December 31, 2017, our net income increased by $131.6 million, or 54.4%, compared with the same period in 2016 driven by continued improvement in operational execution, primarily in the Medicaid Health Plans and Medicare Health Plans segments, as well as the acquisitions of Universal American and Care1st Arizona. The increase is also attributed to the effect of the ACA industry fee moratorium for 2017, the effect of the TCJA, and the recognition of certain earnings related to unconsolidated subsidiaries. These increases are partially offset by $37.5 million in one-time transaction and integration costs related to the acquisition of Universal American, and a $26.1 million loss on extinguishment of debt, primarily related to the early redemption, on April 7, 2017, of our 2020 Notes.

Premium revenue

2018 vs. 2017

Premium revenue for the year ended December 31, 2018, increased approximately $3.2 billion, or 18.8%, compared with the same period in 2017, reflecting our acquisitions of Meridian in September 2018 and Universal American in April 2017, the assignment of additional members in our Illinois Medicaid health plan, organic growth in our Medicare Health Plans segment and the expiration of the 2017 ACA industry fee moratorium, which reestablished the associated Medicaid ACA industry fee reimbursements from our state government partners for 2018 as discussed in "Key Developments and Accomplishments." These increases were partially offset by the previously discussed membership declines in our Medicare PDP segment.

2017 vs. 2016

Premium revenue for the year ended December 31, 2017, increased $2.7 billion, or 19.3%, from 2016 compared with the same period in 2016, reflecting our acquisitions of Universal American and Care1st Arizona, our participation in the Missouri Medicaid program expansion, net rate increases in certain of our Medicaid markets, and organic growth across all three lines of business. These increases were partially offset by the effect of the ACA industry fee moratorium for 2017, which resulted in the elimination of any associated Medicaid ACA industry fee reimbursements from our state government partners.

Medical benefits expense

2018 vs. 2017

Medical benefits expense for the year ended December 31, 2018, increased $2.4 billion, or 16.2%, from 2017 primarily driven by the previously noted 2018 and 2017 acquisitions, the assignment of additional members in our Illinois Medicaid health plan and additional organic membership growth in our Medicaid Health Plans and Medicare Health Plans segments. The increases were partially offset by the previously discussed membership declines in our Medicare PDP segment and the favorable result of continued performance in clinical and pharmacy execution.

2017 vs. 2016

Medical benefits expense for the year ended December 31, 2017, increased $2.7 billion, or 22.0%, primarily driven by the previously noted 2017 and 2016 acquisitions, our participation in the Missouri Medicaid program expansion, and additional organic membership growth across all lines of business. The increase was partially offset by the favorable result of continued performance in clinical and pharmacy execution.

Selling, general and administrative expense ("SG&A")

SG&A expense, under generally accepted accounting principles in the United States of America ("GAAP"), includes aggregate costs related to previously disclosed government investigations and related litigation and resolution costs ("Investigation costs"). Refer to Note 13–Commitments and Contingencies within the consolidated financial statements included in this 2018 Form 10-K for additional discussion of these Investigation costs.

SG&A expense also included certain costs associated with our 2018 acquisitions of Meridian and Aetna Part D membership as well as the 2017 acquisition of Universal American ("Transaction and integration costs"); certain activities relating to the divestiture of Sterling Life Insurance Company ("Sterling divestiture costs"), our prior Medicare Supplement business; transitory costs related to our decision to change our pharmacy benefit manager ("PBM") as of January 1, 2016 ("PBM transitory costs"); and certain non-recurring Iowa related SG&A expenses relating to readiness costs, certain wind-down costs of WellCare's Iowa operations and certain legal costs ("Iowa SG&A costs"). Although the above items may recur, we believe that by providing non-GAAP measurements exclusive of these items, we facilitate period-over-period comparisons and provide additional clarity about events and trends affecting our core operating performance, as well as providing comparability to competitor results. The Investigation costs are related to a discrete incident, which we do not expect to re-occur. The other costs mentioned above are related to specific events, which do not reflect the underlying ongoing performance of our business. The non-GAAP financial measures should be considered in addition to, but not as a substitute for, or superior to, financial measures prepared in accordance with GAAP. Below is a reconciliation of these non-GAAP measures with the most directly comparable financial measure calculated in accordance with GAAP.

The reconciliation of SG&A expense, including and excluding such costs, is as follows:

	For the Years Ended December 31,
	2018	2017	2016
	(In millions)
SG&A expense	$1,701.0	$1,484.7	$1,133.1
Adjustments:
Investigation costs	(0.4)	(7.9)	(16.0)
Transaction and integration costs	(33.1)	(37.5)	—
Sterling divestiture costs	—	—	(1.7)
PBM transitory costs	—	—	(4.9)
Iowa SG&A costs	—	—	(5.2)
Adjusted SG&A Expense	$1,667.5	$1,439.3	$1,105.3

SG&A ratio (1) (3)	8.3%	8.7%	8.0%
Adjusted SG&A ratio (2) (3)	8.3%	8.5%	8.0%

(1) SG&A expense, as a percentage of total revenues.
(2) Adjusted SG&A expense, as a percentage of total revenue, excluding Medicaid premium tax reimbursement and Medicaid ACA industry fee reimbursement. Because reimbursements for Medicaid premium tax and ACA industry fee are both included in the premium rates or reimbursement established in certain of our Medicaid contracts and also recognized separately as a component of expense, we exclude these reimbursements from total revenue when calculating key ratios as we believe that these components are not indicative of operating performance.

(3) Effective January 1, 2018, the Company redefined our SG&A ratio (GAAP) to be a percentage of total revenues. Adjusted SG&A ratio was redefined to be a percentage of total revenues excluding Medicaid premium tax reimbursement and Medicaid ACA industry fee reimbursement. Accordingly, results for the years ended December 31, 2017 and 2016 were adjusted to conform to this presentation, which decreased our SG&A ratio (GAAP) by 0.1% and 0.0% for each year, respectively. Adjusted SG&A ratio was unaffected for each year.

2018 vs. 2017

Our SG&A expense for the year ended December 31, 2018, increased approximately $216.3 million, or 14.6%, compared with the same period in 2017, primarily reflecting our 2018 acquisition of Meridian, staffing and infrastructure costs to support organic growth, our 2017 acquisition of Universal American and variable management incentive compensation due to improved company performance. Our SG&A ratio decreased by 40 basis points for the year ended December 31, 2018, compared with the same period in 2017, primarily reflecting the expiration of the 2017 ACA industry fee moratorium, which reestablished the associated Medicaid ACA industry fee reimbursements from our state government partners for 2018, continued improvements in operating efficiency, and lower year-over-year transaction and integration costs; partially offset by higher variable management incentive compensation in 2018.

Our Adjusted SG&A expense for the year ended December 31, 2018, increased approximately $228.2 million, or 15.9%, compared with the same period in 2017, primarily reflecting our 2018 acquisition of Meridian, our 2017 acquisition of Universal American and variable management incentive compensation due to improved company performance. Our Adjusted SG&A ratio decreased by 20 basis points for the year ended December 31, 2018, compared with the same period in 2017, primarily reflecting continued improvements in operating efficiency, partially offset by higher variable management incentive compensation in 2018.

2017 vs. 2016

Our SG&A expense for the year ended December 31, 2017, increased approximately$351.6 million or 31.0%, compared with the same period in 2016. Additionally, our SG&A ratio increased by 70 basis points for the year ended December 31, 2017, compared with the same period in 2016. These increases were primarily the result of our acquisitions of Universal American, including one-time transaction and integration costs, and Care1st Arizona, staffing and infrastructure costs to support organic growth, and variable management incentive compensation due to improved company performance. The increase in the SG&A ratio is also due to the effect of the ACA industry fee moratorium for 2017, which resulted in the elimination of any associated Medicaid ACA industry fee reimbursements from our state government partners.

Our Adjusted SG&A expense for the year ended December 31, 2017, increased approximately$334.0 million, or 30.2%, compared with the same period in 2016. Additionally, our Adjusted SG&A ratio increased by 50 basis points for the year ended December 31, 2017, compared with the same period in 2016. These increases were primarily the result of our acquisitions of Universal American and Care1st Arizona as well as variable management incentive compensation due to improved company performance.

ACA Industry Fee

2018 vs. 2017

Effective January 1, 2017, the Consolidated Appropriations Act, 2016 provided for a one-year moratorium on the ACA industry fee, which also eliminated the associated Medicaid ACA industry fee reimbursements from our state government partners. This 2017 moratorium expired effective January 1, 2018. Accordingly, we incurred $344.1 million for the ACA industry fee for the year ended December 31, 2018. We did not incur ACA industry fee expense for 2017.

2017 vs. 2016

Due to the effect of the previously noted ACA industry fee moratorium for 2017, we did not incur ACA industry fee expense for the year ended December 31, 2017, compared with $228.4 million for the same period in 2016.

Loss on extinguishment of debt

The loss on extinguishment of debt of $26.1 million primarily related to the early redemption of our $900.0 million aggregate principal amount of our 5.75% senior notes due 2020 Notes (the "2020 Notes") on April 7, 2017 (discussed further in Note 10 - Debt to the consolidated financial statements in this 2018 Form 10-K). In connection with the redemption we incurred a one-time loss on extinguishment of debt related to the redemption premium, the write-off of associated deferred financing costs and the write-off of the unamortized portion of associated premiums paid on the 2020 Notes.

Income Tax Expense

2018 vs. 2017

Income tax expense for the year ended December 31, 2018, increased $165.1 million, or 187.8%, compared with the same period in 2017, while our effective tax rate for the year ended December 31, 2018, increased to 36.5% compared with 19.0% for the same period in 2017. These increases were primarily driven by the favorable effect of revaluing our deferred tax assets and liabilities in 2017 as a result of the TCJA, the recognition of certain previously unrecognized tax benefits in 2017, and the effect of the nondeductible ACA industry fee incurred in 2018 as a result of the expiration of the 2017 ACA industry fee moratorium. These increases were partially offset by the effect of federal income tax rate decreases in 2018 associated with the TCJA. Refer to Note 14 - Income Taxes to the consolidated financial statements in this 2018 Form 10-K for further discussion regarding the recognition of previously unrecognized tax benefits in 2017 and the current year tax effect of the TCJA.

2017 vs. 2016

Income tax expense for the year ended December 31, 2017, decreased $199.5 million, or 69.4%, compared with the same period in 2016, while the effective tax rate for the year ended December 31, 2017, decreased to 19.0% compared with 54.3% for the same period in 2016. The decrease in income tax expense was primarily driven by the one-year moratorium on the non-deductible ACA industry fee for 2017, higher excess tax benefits resulting from the settlement of stock-compensation awards in 2017 and the favorable effect of the recognition of certain previously unrecognized tax benefits during 2017. The decrease is also related to the effect of revaluing the Company's deferred tax assets and liabilities as a result of the TCJA.

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

	For the Years Ended December 31,
	2018	2017	2016
Gross Margin(1):	(In millions)
Medicaid Health Plans	$1,478.4	$1,192.4	$1,052.8
Medicare Health Plans	856.6	742.9	533.9
Medicare PDPs	211.9	160.4	206.4
Corporate and other(2)	5.9	—	—
Total gross margin	2,552.8	2,095.7	1,793.1
Investment and other income	113.7	46.9	16.2
Other expenses, net (3)	(1,968.2)	(1,673.6)	(1,279.8)
Income from operations	$698.3	$469.0	$529.5

(1)
Effective January 1, 2018, the Company redefined gross margin as total revenues less investment and other income, medical benefits expense, costs of products and services, the ACA industry fee expense, and Medicaid premium tax expense. Accordingly, results for the years ended December 31, 2017 and 2016 were adjusted to include Medicaid premium taxes, which decreased gross margin by $119.8 million and $110.0 million, respectively.

(2)	Corporate and other category includes businesses that are not individually reportable because they do not meet the quantitative thresholds required by generally accepted accounting principles.

(3)
Effective January 1, 2018, other expenses include SG&A expenses, depreciation, amortization and interest. Accordingly, results for the years ended December 31, 2017 and 2016 were adjusted to exclude Medicaid premium taxes, which decreased other expenses by $119.8 million and $110.0 million, respectively.

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

Medicaid Health Plans Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicaid Health Plans segment for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
	2018	2017	2016
	(In millions)
Premium revenue (1)	$12,563.8	10,606.5	9,144.4
Medicaid premium tax reimbursement (1)	126.8	119.8	110.0
Medicaid ACA industry fee reimbursement (1)	302.2	—	244.9
Total premiums	12,992.8	10,726.3	9,499.3
Medical benefits expense	11,171.3	9,414.1	8,188.5
Medicaid premium tax	126.8	119.8	110.0
ACA industry fee	216.3	—	148.0
Gross margin(2)	$1,478.4	$1,192.4	$1,052.8

Medicaid Health Plans MBR (1)	86.0%	87.8%	86.2%
Effect of:
Medicaid premium taxes	0.9%	1.1%	1.0%
Medicaid ACA industry fee reimbursement	2.0%	—%	2.3%
Medicaid Health Plans Adjusted MBR (1)	88.9%	88.8%	89.5%

Medicaid Health Plans Membership:
Illinois	842,000	138,000	166,000
Florida	777,000	751,000	780,000
Michigan	500,000	—	—
Georgia	493,000	513,000	571,000
Kentucky	444,000	448,000	440,000
Other states (3)	875,000	873,000	587,000
	3,931,000	2,723,000	2,544,000

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

(2)
Effective January 1, 2018, the Company redefined gross margin as total revenues less investment and other income, medical benefits expense, costs of products and services, the ACA industry fee expense, and Medicaid premium tax expense. Accordingly, results for the years ended December 31, 2017 and 2016 were adjusted to include Medicaid premium taxes, which decreased gross margin by $119.8 million and $110.0 million, respectively.

(3)	"All other states" consists of Arizona, Hawaii, Missouri, New Jersey, New York, South Carolina and Texas. In 2017 and 2018, it also includes Nebraska.

2018 vs. 2017

Medicaid total premiums increased $2.3 billion, or 21.1%, for the year ended December 31, 2018, compared with the same period in 2017, primarily driven by our September 2018 acquisition of Meridian; the expiration of the 2017 ACA industry fee moratorium, which reestablished the associated Medicaid ACA industry fee reimbursements from our state government partners in 2018; the assignment of additional members in our Illinois Medicaid health plan, effective January 1, 2018; and net premium rate increases in certain of our Medicaid markets. The increase is also attributable to organic growth in certain markets including Arizona, Missouri and New York, which are partially offset by eligibility decreases in certain of our Medicaid markets. The increases are also partially offset by lower average membership in our Georgia health plan due to the introduction of a fourth managed care organization in the State, effective July 1, 2017.

Excluding Medicaid premium taxes and Medicaid ACA industry fee reimbursements, Medicaid premium revenue increased $2.0 billion, or 18.5%, for the year ended December 31, 2018, compared with the same period in 2017. The increase is a result of our 2018 acquisition of Meridian, the assignment of additional members in our Illinois Medicaid health plan, effective January 1, 2018, and net premium rate increases in certain of our Medicaid markets. The increases were partially offset by the lower Georgia membership and net eligibility decreases in certain of our Medicaid markets noted above.

Medical benefits expense increased by approximately $1.8 billion, or 18.7% for the year ended December 31, 2018, compared with the same period in 2017, primarily resulting from the previously discussed acquisition of Meridian, the assignment of additional members in our Illinois Medicaid health plan, effective January 1, 2018, and organic growth in certain markets, including Arizona, Missouri and New York. These increases are partially offset by the previously discussed lower average membership in our Georgia health plan, eligibility decreases in certain of our Medicaid markets and the favorable result of continued performance in clinical and pharmacy execution.

Our Medicaid Health Plans segment MBR decreased by 180 basis points for the year ended December 31, 2018, compared with the same period in 2017. The decrease is primarily a result of the expiration of the 2017 ACA industry fee moratorium, which reestablished the associated Medicaid ACA industry fee reimbursements from our state government partners for 2018, net premium rate increases in certain of our Medicaid markets and the favorable result of continued performance in clinical and pharmacy execution.

Excluding the effect of Medicaid premium taxes and Medicaid ACA industry fee reimbursements, our Medicaid Health Plans Adjusted MBR is consistent with the same period in 2017.

2017 vs. 2016

Medicaid total premiums increased $1.2 billion, or 12.9%, for the year ended December 31, 2017, compared with the same period in 2016, primarily driven by membership acquired from our Arizona acquisitions, our new Nebraska Medicaid plan and our participation in Missouri's Medicaid program statewide expansion. The increase is also attributable to net rate increases in certain of our existing Medicaid markets. These increases were partially offset by the effect of the previously noted ACA industry fee moratorium for 2017, which resulted in the elimination of any associated Medicaid ACA industry fee reimbursements from our state government partners.

Excluding Medicaid premium taxes and Medicaid ACA industry fee reimbursements, Medicaid premium revenue increased $1.5 billion, or 16.0%, for the year ended December 31, 2017, compared with the same period in 2016. The increase is a result of our previously discussed 2017 and 2016 Medicaid acquisitions, our new Nebraska Medicaid program and our participation in the Missouri Medicaid program statewide expansion. The increase is also attributable to net increases in certain of our existing Medicaid markets.

Medical benefits expense increased by approximately $1.2 billion, or 15.0%, for the year ended December 31, 2017, compared with the same period in 2016, primarily resulting from the previously discussed net increase in membership, including growth from acquisitions and organic growth resulting from our new Nebraska market and Missouri's statewide expansion.

Our Medicaid Health Plans segment MBR increased by 160 basis points for the year ended December 31, 2017, compared with the same period in 2016. The increase is primarily a result of the effect of the ACA industry fee moratorium, and, as a result the elimination of associated Medicaid reimbursement revenue, the addition of our new Medicaid businesses in Arizona and Nebraska, and new members from the statewide expansion of the Missouri Medicaid program. This increase was partially offset by continued operational execution and net rate increases in certain Medicaid markets.

Excluding the effect of Medicaid premium taxes and Medicaid ACA industry fee reimbursements, our Medicaid Health Plans Adjusted MBR decreased by 70 basis points for the year ended December 31, 2017, compared with the same period in 2016. The decrease is primarily the result of continued operational execution and net rate increases in certain Medicaid markets, partially offset by the addition of our new Medicaid businesses in Arizona and Nebraska, and new members from the statewide expansion of the Missouri Medicaid program.

Medicare Health Plans

We contract with CMS under the Medicare program to provide a comprehensive array of Part C and Part D benefits to Medicare eligible persons provided through our MA plans. Our MA plans are comprised of CCPs, which are primarily administered through HMOs and generally require members to seek health care services and select a primary care physician from a network of health care providers. Certain MA CCPs are administered through PPOs and PFFS. In addition, we offer Medicare Part D coverage, which provides prescription drug benefits, as a component of most of our MA plans.

In 2018, we operated our MA CCPs in 524 counties across 21 states, including Arizona, Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Kentucky, Louisiana, Maine, Michigan, Mississippi, New Jersey, New York, North Carolina, Ohio, South Carolina, Tennessee and Texas. We cover a wide spectrum of medical services through our MA plans. For many of our plans, we provide additional benefits not covered by Original Medicare, such as vision, dental and hearing services. Through these enhanced benefits, out-of-pocket expenses incurred by our members are generally reduced, which better allows our members to manage their health care costs.

Medicare Health Plans Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare Health Plans segment for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
	2018	2017	2016
	(In millions)
Premium revenue	$6,313.8	$5,320.2	$3,876.6
Medical benefits expense	5,347.8	4,577.3	3,278.5
ACA industry fee	109.4	—	64.2
Gross margin	$856.6	$742.9	$533.9

Medicare Health Plans Membership	545,000	496,000	345,000

Medicare Health Plans MBR	84.7%	86.0%	84.6%

2018 vs. 2017

Medicare Health Plans premium revenue increased by $1.0 billion, or 18.7%, for the year ended December 31, 2018, compared with the same period in 2017, primarily driven by our 2018 bid strategy, organic growth, and the acquisitions of Meridian in September 2018 and Universal American in April 2017.

Medicare Health Plans medical benefits expense increased $0.8 billion, or 16.8%, for the year ended December 31, 2018, compared with the same period in 2017, primarily due to increased membership acquired from the acquisitions of Meridian in September 2018 and Universal American in April 2017, as well as organic growth in certain markets. The Medicare Health Plans MBR decreased by 130 basis points for the year ended December 31, 2018, compared with the same period in 2017, primarily resulting from our 2018 bid positioning and the favorable result of continued performance in clinical and pharmacy execution.

2017 vs. 2016

Medicare Health Plans premium revenue increased by $1.4 billion, or 37.2%, for the year ended December 31, 2017, compared with the same period in 2016, primarily driven by our acquisition of Universal American, our 2017 bid strategy and organic growth.

Medicare Health Plans medical benefits expense increased $1.3 billion, or 39.6%, for the year ended December 31, 2017, compared with the same period in 2016, primarily due to increased membership acquired from the acquisition of Universal American and increased membership as a result of our 2017 bid positioning. The Medicare Health Plans MBR increased by 140 basis points for the year ended December 31, 2017, compared with the same period in 2016, primarily resulting from the acquisition of Universal American, bid considerations due to the ACA industry fee moratorium in 2017 and increased investments in quality program initiatives.

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

Medicare PDPs Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare PDPs segment for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
	2018	2017	2016
	(In millions)
Premium revenue	$835.0	$913.8	$845.0
Medical benefits expense	604.8	753.4	622.4
ACA industry fee	18.3	—	16.2
Gross margin	$211.9	$160.4	$206.4

Medicare PDPs membership	1,057,000	1,152,000	1,009,000

Medicare PDPs MBR	72.4%	82.4%	73.7%

2018 vs. 2017

The Medicare PDPs premium revenue decreased $78.8 million, or 8.6%, for the year ended December 31, 2018, compared with the same period in 2017. Medical benefits expense decreased $148.6 million, or 19.7%, for the year ended December 31, 2018, compared with the same period in 2017. The decreases were primarily a result of our 2018 bid positioning and, related to the decrease in medical benefits, continued performance in pharmacy execution. The Medicare PDPs MBR decreased by 1,000 basis points for the year ended December 31, 2018, compared with the same period in 2017 reflecting the effect of our 2018 bid strategy.

2017 vs. 2016

The Medicare PDPs premium revenue increased $68.8 million, or 8.1%, for the year ended December 31, 2017, compared with the same period in 2016. Medical benefits expense increased $131.0 million, or 21.0%, for the year ended December 31, 2017, compared with the same period in 2016. The increases were primarily due to the increase in membership resulting from our 2017 bid strategy. The Medicare PDPs MBR increased by 870 basis points for the year ended December 31, 2017 compared with the same period in 2016 reflecting the effect of our 2017 bid strategy.

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

2019 Outlook

The guidance below does not reflect teh recently announced North Carolina award, as discussed in "Key Developments and Accomplishments."

Medicaid Health Plans - We expect premium revenue (GAAP) for our Medicaid Health Plans segment to be in the range of $17.1 billion to $17.6 billion for 2019, compared with $13.0 billion for 2018. We expect premium revenue for our Medicaid Health Plans, excluding $130.0 million to $135.0 million in Medicaid premium taxes to be in the range of $17.0 billion to $17.5 billion for 2019, compared with $12.6 billion reported for 2018, excluding $126.8 million in Medicaid premium taxes and $302.2 million Medicaid ACA industry fee reimbursements.

The Medicaid Health Plans MBR (GAAP) is expected to be in the range of 88.8% to 89.3% for 2019, compared with 86.0% for 2018. The Medicaid Health Plans Adjusted MBR is expected to be in the range of 89.5% to 90.0%, compared to 88.9% reported in 2018. These increases reflect new business mix as a result of the company’s expanded Medicaid contract in Florida and the acquisition of Meridian in 2018. Additionally, the GAAP Medicaid Health Plans MBR reflects the absence of Medicaid ACA industry fee reimbursement in 2019.

Medicare Health Plans - We expect premium revenue for our Medicare Health Plans segment to be in the range of $7.2 billion to $7.5 billion for 2019, compared with $6.3 billion reported for 2018. Our Medicare Health Plans MBR is expected to be in the range of 85.0% to 85.8% for 2019, compared with 84.7% in 2018, reflecting our 2019 bid strategy, partially offset by continued operational execution.

Medicare PDPs - We expect premium revenue for our Medicare PDPs segment to be in the range of $1.05 billion to $1.15 billion for 2019, compared with $835.0 million for 2018. The premium revenue increase is due to the introduction of a new enhanced product in 2019. Medicare PDPs MBR is expected to be in the range of 82.5% to 83.5% for 2019, compared with 72.4% for 2018 due to bid positioning for the 2019 plan year.

Consolidated SG&A - Our consolidated SG&A ratio (GAAP) is not estimable as we currently are not able to project future amounts associated with Transaction and Integration costs associated with our acquisitions, as defined earlier. We expect that our consolidated Adjusted SG&A ratio for 2019 will be approximately 7.65% to 7.80%, compared with 8.3% for 2018, resulting from improved operating leverage associated with premium revenue growth and continued synergies from our acquisitions.

Income Taxes - Our consolidated effective income tax rate (GAAP) is not estimable as we currently are not able to project future amounts associated with Transaction and Integration costs associated with our acquisitions, as defined earlier. However, we expect our effective income tax rate to decrease in 2019 compared to 2018 due to the one-year moratorium of the ACA industry fee in 2019. The ACA industry fee, which was reinstated in 2018 and was nondeductible for tax purposes, had the effect of increasing our income tax rate in 2018.

LIQUIDITY AND CAPITAL RESOURCES

Each of our existing and anticipated sources of cash is affected by operational and financial risks that influence the overall amount of cash generated and the capital available to us. Additionally, we operate as a holding company in a highly regulated industry. The parent and other non-regulated companies ("non-regulated subsidiaries") are dependent upon dividends and management fees from our regulated subsidiaries, most of which are subject to regulatory restrictions. For a further discussion of risks that can affect our liquidity, see Part I – Item 1A – Risk Factors included in this 2018 Form 10-K.

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

We refer collectively to the cash, cash equivalents and investment balances maintained by our regulated subsidiaries as "regulated cash and investments." Our regulated subsidiaries generally receive premiums in advance of payments of claims for medical and other health care services; however, regulated cash, cash equivalents and investments can fluctuate significantly in a particular period depending on the timing of receipts for premiums from our government partners. Our unrestricted regulated cash, cash equivalents and investments was $4.8 billion at both December 31, 2018 and December 31, 2017, primarily due to cash and investments acquired with the Meridian acquisition, earnings from operations and contributions received from the parent and non-regulated subsidiaries, offset by $742.1 million paid to CMS in November 2018 for the 2017 Medicare Part D program plan year (see discussion in Medicare Part D Funding and Settlements below), the ACA industry fee payment remitted to the IRS in September 2018, cash on hand used to fund the acquisition of Aetna’s PDP membership and dividends paid to the parent and non-regulated subsidiaries.

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

Unregulated cash, cash equivalents and investments totaled approximately $516.0 million at December 31, 2018, a decrease of approximately $101.0 million from $617.0 million at December 31, 2017. The decrease is primarily due to capital contributions to our regulated subsidiaries, the interest payments for our 2025 Notes and cash on hand used to fund the Meridian acquisition, partially offset by cash acquired in the Meridian acquisition and dividends from certain of our regulated subsidiaries.

Medicare Part D Funding and Settlements

Funding may be provided to certain regulated subsidiaries from our unregulated subsidiaries to cover any shortfall resulting from the amount of Part D benefits paid for members on behalf of CMS that exceeds the prospective subsidy payments that these regulated subsidiaries receive from CMS. We receive certain Part D prospective subsidy payments from CMS for our MA and PDP members as a fixed monthly per member amount, based on the estimated costs of providing prescription drug benefits over the plan year, as reflected in our bids. A discussion of the subsidy components under Part D is included in Note 2- Significant Accounting Policies to the consolidated financial statements included in this 2018 Form 10-K. The benefits include the catastrophic reinsurance, premium and cost sharing for low income Part D members ("LICS"), for which CMS will fully reimburse these subsidies, or recoup overpaid subsidies made during the plan year, as part of its annual settlement process that typically occurs in the fourth quarter of the subsequent year.

Cash Flow Activities

Our cash flows are summarized as follows:

	For the Years Ended December 31,
	2018	2017	2016
	(In millions)
Net cash provided by operating activities	$279.0	$1,050.0	$748.3
Net cash used in investing activities(1)	(2,568.0)	(1,736.5)	61.1
Net cash provided by financing activities	1,742.6	828.2	833.1
(Decrease) increase in cash, cash equivalents and restricted cash and cash equivalents(1)	$(546.4)	$141.7	$1,642.5

(1) Net cash used in investment activities and the increase in cash and cash equivalents have been retrospectively adjusted to reflect the adoption of ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" effective January 1, 2018. See Note 2 - Summary of Significant Accounting Policies for further discussion.

Cash Flows from Operating Activities

We generally receive premiums in advance of payments of claims for health care services; however, cash flows related to our operations can fluctuate significantly in a particular period depending on the timing of premium receipts from our government partners.

2018 vs. 2017

Net cash provided by operating activities for 2018 was $279.0 million, compared with $1.1 billion for 2017. The decrease is primarily due to the timing of Medicaid premium receivable receipts, the ACA industry fee payment made in September 2018; partially offset by the timing of the Medicaid ACA industry fee reimbursement payments and cash flows from operations.

2017 vs. 2016

Net cash provided by operating activities for 2017 was $1.1 billion, compared with $748.3 million for 2016. The increase is primarily due to improved operating earnings and the timing of claim payments, as well as the one-year moratorium on the ACA industry fee in 2017.

Cash Flows from Investing Activities

2018 vs. 2017

Net cash used in investing activities for 2018 was $2.6 billion compared with $1.7 billion for the same period in 2017. The increase primarily due to the September 2018 acquisition of Meridian and Aetna's PDP membership, partially offset by the 2017 Universal American acquisition and higher sales of investments during 2018.

2017 vs. 2016

Net cash used in investing activities for 2017 was $1.7 billion compared with cash provided by $61.1 million for the same period in 2016. The increase primarily resulted from higher purchases of investments in 2017 to improve investment income, as well as the acquisitions of Universal American during 2017. Net cash used in investing activities for 2016 included the acquisition of Care1st Arizona.

Cash flows from financing activities

2018 vs. 2017

Cash flows from financing activities are primarily affected by debt-related activity, as well as net funds received or paid for the benefit of members of our MA and PDP plans. Cash provided by financing activities for 2018 was $1.7 billion, compared with $828.2 million for the same period in 2017, primarily driven by the following:

•	Net proceeds of approximately $1.3 billion from an issuance of 5,207,547 shares of our common stock, after deducting underwriting discounts and offering costs.

•
Net proceeds of $935.3 million resulting from debt transactions executed in 2018, including net proceeds of $739.0 million from the issuance of our 2026 Notes in August 2018 and net borrowings on our Revolving Credit Facility of $196.3 million during the third quarter of 2018, both transactions are net of issuance costs.

•
Net funds paid for the benefit of members was approximately $520.6 million for 2018, compared with net funds received of $671.6 million during 2017. These funds represent the net amounts we paid for related prescription drug benefits, described above in "Medicare Part D Funding and Settlements", net of the amounts of subsidies we received from CMS in connection with the low-income cost sharing, catastrophic reinsurance and coverage gap discount components of the Medicare Part D program related to the government's portion of financial responsibility. The increase in funds paid in 2018 compared with the same period in 2017 is due to $742.1 million paid to CMS in November 2018 to settle the 2017 Medicare Part D program plan year, compared with $92.8 million paid in 2017 to settle the 2016 plan year, as well as the effect of our 2018 bids, resulting in lower payments received for 2018 net subsidies.

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

Capital Resources

Debt

5.375% Senior Notes due 2026

On August 13, 2018, we completed the offering and sale of our 2026 Notes. The aggregate net proceeds from the issuance of the 2026 Notes were $739.0 million, with the net proceeds from the offering being used to fund a portion of the cash consideration for our acquisition of Meridian.

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

5.75% Senior Notes due 2020

In November 2013, we issued $600.0 million in aggregate principal amount of our 2020 Notes. In June 2015, we issued an additional $300.0 million of 2020 Notes, pursuant to a reopening of such notes. Refer to Note 10 - Debt to the consolidated financial statements included in this 2018 Form 10-K for additional information regarding these 2020 Notes.

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

Unutilized commitments under the Amended and Restated Credit Agreement are subject to a fee of 0.20% to 0.30% depending upon our ratio of total debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"), as calculated in accordance with the Amended and Restated Credit Agreement.

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

As of December 31, 2018, $200.0 million was outstanding under our Revolving Credit Facility. Additionally, we were in compliance with all covenants under the 2026 Notes, the 2025 Notes and the Amended and Restated Credit Agreement. For additional information on our long-term debt, see Note 10 - Debt to the consolidated financial statements included in this 2018 Form 10-K.

Shelf Registration Statement

In November 2018, we filed a shelf registration statement on Form S-3 with the SEC that became automatically effective covering the registration, issuance and sale of an indeterminate amount of our securities, including common stock, preferred stock, senior or subordinated debt securities, depository shares, securities purchase contracts, units or warrants. We may publicly offer securities in the future at prices and terms to be determined at the time of the offering.

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
Regulatory Capital and Dividend Restrictions

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. The minimum statutory capital requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, a statutory minimum, risk-based capital ("RBC") requirements or other financial ratios. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners ("NAIC") and have been adopted by most states. The statutory framework for our regulated subsidiaries' minimum capital requirements could change over time. For instance, RBC requirements may be adopted by more of the states in which we operate. In addition, regulators could require our subsidiaries to maintain minimum levels of statutory net worth in excess of the amount required under the applicable state laws if the regulators determine that maintaining such additional statutory net worth is in the best interest of our members and other constituencies. Failure to maintain these requirements would trigger regulatory action by the state. To the extent our HMO and insurance subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement, or net assets, for these subsidiaries that may not be transferable to us in the form of loans, advances, or cash dividends was approximately $1.6 billion at December 31, 2018, and $1.2 billion at December 31, 2017. The combined statutory capital and surplus of our HMO and insurance subsidiaries was $2.7 billion and $2.0 billion at December 31, 2018 and 2017. These increases were primarily the result of the Meridian acquisition, as well as organic growth in all of our lines of business. Our HMO and insurance subsidiaries were in compliance with and in excess of the minimum capital requirements as of both December 31, 2018 and 2017.

Such statues, regulations and capital requirements also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. Dividend restrictions vary by state, but the maximum amount of dividends which can be paid without prior approval from the applicable state is subject to restrictions relating to statutory capital, surplus and net income for the previous year. Some states require prior approval of all dividends, regardless of amount. States may disapprove any dividend that, together with other dividends paid by a subsidiary in the prior 12 months, exceeds the regulatory maximum as computed for the subsidiary based on its statutory surplus and net income. We received $335.6 million, $335.0 million and $241.0 million in dividends from our regulated subsidiaries during the years ended December 31, 2018, 2017, and 2016, respectively. The 2018 amount included $65.6 million not requiring prior regulatory approval, and $270.0 million paid after obtaining prior regulatory approval. Under applicable regulatory requirements at December 31, 2018, the amount of dividends that may be paid through the end of 2019 by our HMO and insurance subsidiaries without prior approval by regulatory authorities is approximately $420.7 million in the aggregate. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

For additional information on regulatory requirements, see Note 16 – Regulatory Capital and Dividend Restrictions to the consolidated financial statements in this 2018 Form 10-K.

Commitments and Contingencies

The following table sets forth information regarding our contractual obligations as of December 31, 2018.

	Payments due to period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(In millions)
Operating leases	$364.3	$42.4	$89.9	$80.6	$151.4
Purchase obligations (1)	94.1	65.7	25.8	2.6	—
Long-term debt (2)	2,150.0	—	—	—	2,150.0
Interest on debt (3)	700.6	103.3	206.6	206.6	184.1
Total	$3,309.0	$211.4	$322.3	$289.8	$2,485.5

(1)	Our purchase obligations include commitments under contracts for equipment leases and software maintenance.

(2)
Represents the principal amount of the 2025 Notes and 2026 Notes and borrowings outstanding under our Revolving Credit Facility as of December 31, 2018. This amount excludes $23.6 million of unamortized debt issuance costs, which is reflected as a reduction to our long-term debt in our consolidated balance sheet.

(3)	Represents projected interest on the 2025 Notes and 2026 Notes. These projections exclude the variable interest on the $200.0 million principal amount drawn under the Revolving Credit Facility.

We are not an obligor under or guarantor of any indebtedness of any other party; however, we may have to pay referral claims of health care providers under contract with us who are not able to pay costs of medical services provided by other providers.

OFF BALANCE SHEET ARRANGEMENTS

At December 31, 2018, we did not have any off-balance sheet financing arrangements except for operating leases as described in the table above.

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

Supplemental Medicaid Premiums

We earn supplemental premium payments for eligible obstetric deliveries and/or newborns for our Medicaid members in several states. We also earn supplemental Medicaid premium payments in some states for high cost drugs and other eligible services. Each state Medicaid contract specifies how and when these supplemental payments are earned and paid. We recognize supplemental premium revenue in the period we provide related services to our members.

Medicaid ACA Industry Fee Reimbursement

The ACA industry fee began in 2014. For 2016 and 2018, we received amendments, written agreements or other documentation from all of our state Medicaid customers that commit them to reimburse us for the portion of the ACA industry fee attributable to our Medicaid plans, including its non-deductibility for income tax purposes. We recognized $302.2 million and $244.9 million of reimbursement for the ACA industry fee as premium revenue for the years ended December 31, 2018 and 2016, respectively. The Consolidated Appropriations Act, provided for a one-year moratorium on the ACA industry fee in 2017, and, as a result, eliminated the associated Medicaid ACA industry fee reimbursements from our state government partners for 2017. Accordingly, we did not recognize any Medicaid ACA industry fee reimbursement revenue for the year ended December 31, 2017.

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

Beginning in 2014, the ACA required the establishment of a minimum medical loss ratio (“MLR”) for MA plans and Part D plans, requiring them to spend not less than 85% of premiums on medical benefits. The rules implementing the minimum MLR impose financial and other penalties for failing to achieve the minimum MLR, including requirements to refund to CMS shortfalls in amounts spent on medical benefits and termination of a plan’s MA contract for prolonged failure to achieve the minimum MLR. MLR is determined by adding a plan’s spending for clinical services, prescription drugs and other direct patient benefits, plus its total spending on quality improvement activities and dividing the total by earned premiums (after subtracting specific identified taxes and other fees). These provisions did not have a material effect on our results of operations in 2018, 2017 or 2016.

A summary of other net payables to government partners is as follows (in millions):

	As of December 31,
	2018	2017
Liability to states under Medicaid risk sharing provisions	$(178.5)	$(142.5)
Liability to CMS under risk corridor and other provisions	(232.0)	(179.1)
Liability to CMS under MA/PDP minimum MLR provisions of the ACA	(19.9)	(1.2)
Net payables to government partners(1)	$(430.4)	$(322.8)

(1) The components of net payables to government partners are classified in the consolidated balance sheets as $28.5 million and $458.9 million in current assets and current liabilities, respectively, as of December 31, 2018 and $44.2 million and $367.0 million in current assets and current liabilities, respectively, as of December 31, 2017.

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

Low-Income Cost Sharing Subsidy ("LICS") - For qualifying low income members, CMS reimburses us for all or a portion of the low income member's deductible, coinsurance and co-payment amounts above the out-of-pocket threshold.

Catastrophic Reinsurance Subsidy - CMS reimburses plans for 80% of the drug costs after a member reaches his or her out-of-pocket catastrophic threshold through a catastrophic reinsurance subsidy.

Coverage Gap Discount Subsidy ("CGDS") - CMS provides monthly prospective payments for pharmaceutical manufacturer discounts made available to members.

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

Funds payable for the benefit of members, net consisted of the following (in millions):

	As of December 31,
	2018	2017
Low-income cost sharing subsidy	$97.7	$(47.7)
Catastrophic reinsurance subsidy	(583.2)	(987.1)
Coverage gap discount subsidy	(20.5)	(13.6)
Funds payable for the benefit of members, net(1)	$(506.0)	$(1,048.4)

(1) The components of net funds payable for the benefit of members, net are classified in the consolidated balance sheets as $187.3 million and $693.3 million in current assets and current liabilities, respectively, as of December 31, 2018, and as $27.5 million and $1.1 billion in current assets and current liabilities, respectively, as of December 31, 2017.

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

The following table provides a detail of the components of medical benefits payable:

	December 31, 2018	% of Total	December 31, 2017	% of Total
	(In millions)
IBNR	$2,029.8	70%	$1,412.3	66%
Other medical benefits payable	867.6	30%	734.0	34%
Total medical benefits payable	$2,897.4	100%	$2,146.3	100%

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

Many aspects of the managed care business are not predictable. Medical cost trends potentially are more volatile than other segments of the economy. Therefore, we must continually monitor our historical experience in determining our trend assumptions to reflect the ever-changing mix, needs and size of our membership. External factors such as government-mandated benefits or other regulatory changes, catastrophes and epidemics may affect medical cost trends. Other internal factors such as system conversions and claims processing changes may affect our ability to accurately predict estimates of historical completion factors or medical cost trends. We believe that the amount of medical benefits payable as of December 31, 2018 is adequate to cover our ultimate liability for unpaid claims as of that date; however, actual payments may differ from established estimates. If the completion factors we used in estimating our IBNR for the year ended December 31, 2018 were decreased by 1%, our medical benefits expense would increase by approximately $229.7 million. If the completion factors were increased by 1%, our medical benefits expense would decrease by approximately $224.4 million.

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

The following table provides a reconciliation of the beginning and ending balance of our consolidated medical benefits payable:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Balances as of beginning of period	$2,146.3	$1,690.5	$1,536.0
Acquisitions (divestitures)	534.3	128.1	37.3
Medical benefits incurred related to:
Current year (1)	17,603.4	15,112.4	12,374.1
Prior year	(475.3)	(367.6)	(284.7)
Total	17,128.1	14,744.8	12,089.4
Medical benefits paid related to:
Current year	(15,486.3)	(13,355.9)	(10,925.0)
Prior year	(1,425.0)	(1,061.2)	(1,047.2)
Total	(16,911.3)	(14,417.1)	(11,972.2)
Balances as of end of year	$2,897.4	$2,146.3	$1,690.5

(1) Incurred amounts for 2018 and 2017 include a premium deficiency reserve for our Illinois Medicaid programs ("Illinois PDR"), which amounted to $16.1 million and $45.6 million, respectively, as discussed further in Note 2 - Summary of Significant Accounting Policies to the consolidated financial statements included in this 2018 Form 10-K.

Medical benefits payable recorded developed favorably by approximately $475.3 million, $367.6 million and $284.7 million in 2018, 2017 and 2016, respectively. The release of the provision for moderately adverse conditions included in our prior year estimates was substantially offset by the provision for moderately adverse conditions established for claims incurred in the current year. Accordingly, the favorable development in our estimate of medical benefits payable related to claims incurred in prior years does not directly correspond to a decrease in medical benefits expense recognized during the period in which the favorable development is recognized.

Excluding the prior year development related to the release of the provision for moderately adverse conditions, our estimates of consolidated medical benefits expense recorded developed favorably by approximately $243.8 million, $224.6 million, and $154.3 million in 2018, 2017 and 2016, respectively. Such amounts are net of the development relating to refunds due to government customers in connection with minimum loss ratio provisions. The net favorable development recognized in 2018, 2017 and 2016 was primarily in our Medicaid Health Plans segment and, to a lesser extent, in our Medicare Health Plans segment. The net favorable development resulted primarily from a number of operational and clinical initiatives planned and executed, that contributed to lower than expected pharmacy and medical trends, and actual claim submission time being faster than we originally assumed (i.e. our completion factors were higher than we originally assumed) in establishing our medical benefits payable in the prior years. This development does not directly correspond to an increase in our current year operating results as these reductions were offset by estimated current period medical benefits expense when we established our estimate of the current year medical benefits payable. Both completion factor and medical trend assumptions are influenced by utilization levels, unit costs, mix of business, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, our ability and practices to manage medical and pharmaceutical costs, claim submission patterns and operational changes resulting from business combinations, among others. Our actual costs were ultimately less than expected.

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

We recorded a premium deficiency reserve for our Illinois Medicaid programs ("Illinois PDR") of $16.1 million and $45.6 million as of December 31, 2018 and 2017, respectively, in connection with our new Medicaid managed care contract with the Illinois Department of Health Care and Family Services ("HFS") that was effective on January 1, 2018 (the "Illinois PDR"). The Illinois PDR reflects the initial premium rate structure, estimated medical benefits and other costs expected to be incurred during the initial four-year contractual term of the contract.

Goodwill and Other Intangible Assets

Our acquisitions typically result in goodwill, which represents the excess of the acquisition cost over the fair value of net assets acquired. Goodwill is assigned to reporting units, which we determined to be the same as our operating segments. Goodwill recorded at December 31, 2018 was $2.2 billion compared with $660.7 million at December 31, 2017. Goodwill attributable to our Medicaid reporting unit was $274.7 million and $274.7 million at December 31, 2018 and 2017, respectively. Goodwill attributable to our MA reporting unit was $392.3 million and $386.0 million at December 31, 2018 and 2017, respectively. Additionally, we recorded $1.6 billion attributed to the Meridian acquisition that has not been assigned to a reporting unit as of December 31, 2018. The increases in goodwill for the various reporting unit from December 31, 2017 primarily resulted from our acquisition Meridian during 2018. Refer to Note 3 - Acquisitions, included in the consolidated financial statements in this 2018 Form 10-K for additional discussion.

We test goodwill for impairment at the reporting unit level at least annually, or more frequently if events or circumstances indicate that it would be more likely than not that the fair value of a reporting unit is below its carrying value. Such events or circumstances could include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition and the testing for recoverability of a significant asset group within a reporting unit, among others. To determine whether goodwill is impaired, we compare an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeds the estimated fair value, we compare the implied fair value of the applicable goodwill to its carrying value to measure the amount of goodwill impairment, if any. We perform our annual goodwill impairment test based on our financial position and results of operations as of June 30 of each year, which generally coincides with the finalization of federal and state contract negotiations and our initial budgeting and planning process. The annual impairment tests are based on an evaluation of estimated future discounted cash flows. The estimated discounted cash flows are based on the best information available to us at the time, including supportable assumptions and projections we believe are reasonable. Our discounted cash flow estimates use discount rates that correspond to a weighted-average cost of capital consistent with a market-participant view. The discount rates are consistent with those used for investment decisions and take into account the operating plans and strategies of our operating segments. Certain other key assumptions utilized, including changes in membership, premium, health care costs, operating expenses, fees, assessments and taxes and effective tax rates, are based on estimates consistent with those utilized in our annual budgeting and planning process that we believe are reasonable. However, if we do not achieve the results reflected in the assumptions and estimates, our goodwill impairment evaluations could be adversely affected, and we may impair a portion of our goodwill, which would adversely affect our operating results in the period of impairment. Impairments, if any, would be classified as an operating expense. Based on the results of our annual impairment testing in 2018, we determined that the fair value of each reporting unit substantially exceeded its carrying value and no further goodwill impairment assessment was necessary.

Other intangible assets resulting from our acquisitions include provider networks, broker networks, trademarks, state contracts, non-compete agreements, licenses and permits. We amortize other intangible assets over their estimated useful lives ranging from approximately one to 15 years. These assets are allocated to reporting units for impairment testing purposes. We review our other intangible assets for impairment when events or changes in circumstances occur, which may potentially affect the estimated useful life or recoverability of the remaining balances of our intangible assets. Such events and changes in circumstances would include significant changes in membership, state funding, federal and state government contracts and provider networks. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to current forecasts of undiscounted future net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities. If these assets are determined to be impaired, the amount of impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. During 2018, 2017 and 2016, no events or circumstances have occurred, which may potentially affect the estimated useful life or recoverability of the remaining balances of our other intangible assets. Accordingly, there were no impairment losses recognized during these periods.

RECENTLY ADOPTED ACCOUNTING STANDARDS

Refer to Note 2 – Summary of Significant Accounting Policies, included in the consolidated financial statements for information and disclosures related to new accounting standards which are incorporated herein by reference.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk.

Investment Return Market Risk

As of December 31, 2018, we had cash and cash equivalents of $3.7 billion, investments classified as current assets of $830.1 million, long-term investments of $813.2 million and restricted investments on deposit for licensure of $234.7 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months that are considered available for sale. Restricted assets consist of cash and cash equivalents and U.S. Treasury instruments deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long-term regardless of the contractual maturity date due to the nature of the states' requirements. The investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase. Because of their contractual maturity dates, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2018, the fair value of our fixed income investments would decrease by approximately $25.0 million. Similarly, a 1% decrease in market interest rates at December 31, 2018 would increase the fair value of our investments by approximately $25.0 million.

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

In connection with the preparation of this 2018 Form 10-K, our management, under the leadership of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures ("Disclosure Controls"). Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2018, our Disclosure Controls were effective in timely alerting them to material information required to be included in our reports filed with the SEC.

(b)	Management's Report on Internal Control Over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our internal control over financial reporting based on the framework Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and updated in 2013 (the "COSO Framework"). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018. Our independent registered public accounting firm, Deloitte & Touche, LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2018, that is included herein.

As previously disclosed in this 2018 Form 10-K, on September 1, 2018, we acquired Meridian Health Plan of Michigan, Inc., Meridian Health Plan of Illinois, Inc. and MeridianRx, a pharmacy benefit manager (collectively "Meridian"), which is included in the 2018 consolidated financial statements and constituted 11.5% of total consolidated assets as of December 31, 2018 and 8.4% of total consolidated revenues for the year then ended. Refer to Note 3 - Acquisitions of this 2018 Form 10-K for further discussion of the acquisition. We are currently in the process of integrating the internal controls and procedures of Meridian into our internal controls over financial reporting. Changes to certain processes, information technology systems and other components of internal control over financial reporting (as defined in Rule 13a - 15(f) promulgated under the Securities and Exchange Act of 1934) resulting from the acquisition of Meridian may occur and will be evaluated by management as such integration activities are implemented. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the Securities and Exchange Commission, we intend to include the internal controls and procedures of Meridian in our annual assessment of the effectiveness of our internal control over financial reporting for our 2019 fiscal year.

(c)	Changes in Internal Controls

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, those controls.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
WellCare Health Plans, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of WellCare Health Plans, Inc. and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 12, 2019, expressed an unqualified opinion on those financial statements.

As described in Management's Report on Internal Control Over Financing Reporting, management excluded from its assessment the internal control over financial reporting at Meridian Health Plan of Michigan, Inc., Meridian Health Plan of Illinois, Inc. and MeridianRx, a pharmacy benefit manager (collectively "Meridian"), which was acquired on September 1, 2018 and whose financial statements constitute 8.4% of total consolidated revenue and 11.5% of total consolidated assets of the consolidated financial statement amounts as of and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at Meridian.

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

/s/ Deloitte and Touche LLP

Tampa, Florida
February 12, 2019

Item 9B. Other Information.

None

PART III

Items 10, 11, 12, 13 and 14.

The information required by Items 10, 11, 12, 13 and 14 is omitted because, no later than 120 days after December 31, 2018, we will file and distribute our definitive proxy statement for our annual meeting of stockholders containing the information required by such Items. Such omitted information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2)	Financial Statement Schedules are listed in the Index to Consolidated Financial Statements on Page F-1 of this report.

(b) Exhibits

For a list of exhibits to this 2018 Form 10-K, see the Exhibit Index which is incorporated herein by reference.

(c) Financial Statements

We file as part of this report the financial schedules listed on the index immediately preceding the financial statements at the end of this report.

Index to Consolidated Financial Statements and Schedules

WellCare Health Plans, Inc.

Financial Statement Schedules

Schedule I — Condensed Financial Information of Registrant	F-53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
WellCare Health Plans, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WellCare Health Plans, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

/s/ Deloitte and Touche LLP

Tampa, Florida
February 12, 2019

We have served as the Company’s auditor since 2003.

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share and share data)

	For the Years Ended December 31,
	2018	2017	2016
Revenues:
Premium	$20,146.3	$16,960.3	$14,220.9
Products and services	154.1	—	—
Investment and other income	113.7	46.9	16.2
Total revenues	20,414.1	17,007.2	14,237.1
Expenses and other:
Medical benefits	17,128.1	14,744.8	12,089.4
Costs of products and services	148.6	—	—
Selling, general and administrative	1,701.0	1,484.7	1,133.1
ACA industry fee	344.1	—	228.4
Medicaid premium taxes	126.8	119.8	110.0
Depreciation and amortization	179.7	120.4	87.6
Interest	87.5	68.5	59.1
Total expenses, net	19,715.8	16,538.2	13,707.6
Income from operations	698.3	469.0	529.5
Loss on extinguishment of debt	—	26.1	—
Income before income taxes and equity in earnings of unconsolidated subsidiaries	698.3	442.9	529.5
Equity in (losses) earnings of unconsolidated subsidiaries	(5.5)	18.7	—
Income before income taxes	692.8	461.6	529.5
Income tax expense	253.0	87.9	287.4
Net income	$439.8	$373.7	$242.1

Other comprehensive income, before tax:
Change in net unrealized gains and losses on available-for-sale securities	(9.1)	(2.2)	1.8
Income tax (benefit) expense related to other comprehensive (loss) income	(2.9)	(0.5)	0.6
Other comprehensive (loss) income, net of tax	(6.2)	(1.7)	1.2
Comprehensive income	$433.6	$372.0	$243.3

Earnings per common share (see Note 5):
Basic	$9.40	$8.40	$5.47
Diluted	$9.29	$8.31	$5.43

Weighted average common shares outstanding:
Basic	46,767,626	44,474,016	44,248,778
Diluted	47,354,536	44,967,061	44,619,589

See notes to consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
Assets	2018	2017
Current Assets:
Cash and cash equivalents	$3,653.9	$4,198.6
Short-term investments	830.1	469.5
Premiums receivable, net	1,223.4	453.4
Pharmacy rebates receivable, net	460.6	335.0
Funds receivable for the benefit of members	187.3	27.5
Prepaid expenses and other current assets, net	477.1	335.2
Total current assets	6,832.4	5,819.2

Property, equipment and capitalized software, net	428.2	319.5
Goodwill	2,227.7	660.7
Other intangible assets, net	996.2	367.9
Long-term investments	813.2	766.2
Restricted cash, cash equivalents and investments	234.7	211.0
Other assets	18.7	4.9
Assets of discontinued operations	213.6	215.2
Total Assets	$11,764.7	$8,364.6

Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$2,897.4	$2,146.3
Unearned premiums	1.4	65.9
Accounts payable and accrued expenses	964.6	788.1
Funds payable for the benefit of members	693.3	1,075.9
Other payables to government partners	458.9	367.0
Total current liabilities	5,015.6	4,443.2

Deferred income tax liability	134.2	93.4
Long-term debt, net	2,126.4	1,182.4
Other liabilities	34.9	13.7
Liabilities of discontinued operations	213.6	215.2
Total Liabilities	7,524.7	5,947.9

Commitments and contingencies (see Note 13)	—	—
Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 49,993,219 and 44,522,988 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively)	0.5	0.4
Paid-in capital	1,981.1	591.5
Retained earnings	2,267.3	1,827.5
Accumulated other comprehensive loss	(8.9)	(2.7)
Total Stockholders' Equity	4,240.0	2,416.7
Total Liabilities and Stockholders' Equity	$11,764.7	$8,364.6
See notes to consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions, except share data)

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2016	44,113,328	$0.4	$518.4	$1,211.7	$(2.2)	$1,728.3
Common stock issued for vested stock-based compensation awards	255,143	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(74,590)	—	(7.0)	—	—	(7.0)
Stock-based compensation expense, net of forfeitures	—	—	35.5	—	—	35.5
Comprehensive income	—	—	—	242.1	1.2	243.3
Balance at December 31, 2016	44,293,881	0.4	546.9	1,453.8	(1.0)	2,000.1
Common stock issued for vested stock-based compensation awards	332,508	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(103,401)	—	(15.2)	—	—	(15.2)
Stock-based compensation expense, net of forfeitures	—	—	59.8	—	—	59.8
Comprehensive income (loss)	—	—	—	373.7	(1.7)	372.0
Balance at December 31, 2017	44,522,988	0.4	591.5	1,827.5	(2.7)	2,416.7
Issuance of common stock, net of issuance costs	5,207,547	0.1	1,342.2	—	—	1,342.3
Common stock issued for vested equity-compensation awards	377,688	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(115,004)	—	(23.4)	—	—	(23.4)
Stock-based compensation expense, net of forfeitures	—	—	70.8	—	—	70.8
Comprehensive income (loss)	—	—		439.8	(6.2)	433.6
Balance at December 31, 2018	49,993,219	$0.5	$1,981.1	$2,267.3	$(8.9)	$4,240.0

See notes to consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$439.8	$373.7	$242.1
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	179.7	120.4	87.6
Loss on extinguishment of debt	—	26.1	—
Stock-based compensation expense	70.8	59.8	35.5
Deferred taxes, net	1.1	(47.1)	11.6
Other, net	23.0	18.2	16.8
Changes in operating accounts, net of effects from acquisitions and divestitures:
Premiums receivable, net	(399.9)	136.4	95.2
Pharmacy rebates receivable, net	(104.7)	(44.1)	(25.5)
Medical benefits payable	216.8	328.3	117.2
Unearned premiums	(94.1)	63.9	(26.6)
Other receivables/payables to government partners	129.1	8.0	69.8
Accrued liabilities and other, net	(182.6)	6.4	124.6
Net cash provided by operating activities	$279.0	$1,050.0	$748.3

Cash flows from investing activities:
Acquisitions and acquisition-related settlements, net of cash acquired	$(2,142.9)	$(728.3)	$(68.9)
Purchases of investments	(1,832.7)	(1,395.5)	(156.7)
Proceeds from sales and maturities of investments	1,561.1	515.7	392.0
Additions to property, equipment and capitalized software, net	(153.5)	(128.4)	(105.3)
Net cash (used in) provided by investing activities	$(2,568.0)	$(1,736.5)	$61.1

Cash flows from financing activities:
Proceeds from debt, net of financing costs paid	$739.0	$1,182.2	$196.9
Borrowings on Revolving Credit Facility, net of financing costs paid	221.3	—	—
Payments on debt	(25.0)	(1,026.1)	(400.0)
Proceeds from issuance of common stock, net of issuance fees paid	1,342.3	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(23.4)	(15.2)	(7.0)
Funds (paid) received for the benefit of members, net	(520.6)	671.6	1,031.1
Other, net	9.0	15.7	12.1
Net cash provided by financing activities	$1,742.6	$828.2	$833.1

(Decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(546.4)	141.7	1,642.5
Balance at beginning of period(1)	4,263.0	4,121.3	2,478.8
Balance at end of period(1)	$3,716.6	$4,263.0	$4,121.3

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes, net of refunds	$221.3	$167.2	$222.3
Cash paid for interest	$68.2	$57.0	$57.3
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Non-cash additions to property, equipment, and capitalized software	$13.8	$3.5	$6.2

(1) Beginning and ending cash, cash equivalents and restricted cash and cash equivalents balances have been retrospectively adjusted to reflect the adoption of ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" effective January 1, 2018. See Note 2 - Significant Accounting Policies for further discussion.

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017, and 2016
(In millions, except member, per share and share data)

1. ORGANIZATION AND BASIS OF PRESENTATION

WellCare Health Plans, Inc. (the "Company," "we," "us," or "our") focuses primarily on providing government-sponsored managed care services to families, children, seniors and individuals with complex medical needs primarily through Medicaid, Medicare Advantage ("MA") and Medicare Prescription Drug Plans ("PDP"), as well as individuals in the Health Insurance Marketplace. As of December 31, 2018, we served approximately 5.5 million members nationwide.

As of December 31, 2018, we operated Medicaid health plans, including states where we receive Medicaid premium revenues associated with dually eligible special needs plans, in Arizona, Florida, Georgia, Hawaii, Illinois, Kentucky, Michigan, Missouri, Nebraska, New Jersey, New York, South Carolina and Texas.

In addition, as of December 31, 2018, we also operated MA coordinated care plans ("CCPs") in Arizona, Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Kentucky, Louisiana, Maine, Michigan, Mississippi, New Jersey, New York, North Carolina, Ohio, South Carolina, Tennessee and Texas. We also offered stand-alone Medicare PDPs nationwide.

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

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"), which requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base these estimates on our knowledge of current events and anticipated future events and evaluate and update our assumptions and estimates on an ongoing basis; however, actual results may differ from our estimates. We evaluated all material events subsequent to the date of these consolidated financial statements. Certain reclassifications were made to 2016 and 2017 financial information to conform with 2018 presentation.

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

We account for our participation in the ACOs using the equity method. Gains and losses are immaterial and are reported on the face of our consolidated statements of comprehensive income as equity in (losses) earnings of unconsolidated subsidiaries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Adopted Accounting Standards

In June 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2018-07, “Compensation-Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting.” This update expands the scope of Topic 718, which currently only includes share-based payments issued to employees, to include share-based payments issued to non-employees for goods and services. This guidance is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted, but no earlier than the Company’s adoption of ASU 2014-09. We adopted this guidance on January 1, 2019. We do not anticipate the adoption of this guidance to have a material effect on our consolidated results of operations, financial condition or cash flows.
In February 2018, the FASB issued ASU 2018-02 "Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", which allows entities to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive income to retained earnings. The guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We adopted this guidance prospectively on January 1, 2019. We do not anticipate the adoption of this guidance to have a material effect on our consolidated results of operations, financial condition or cash flows.

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

In March 2017, the FASB issued ASU No. 2017-08, "Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities". This update shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Currently, entities generally amortize the premium as a yield adjustment over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount. This guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We adopted this guidance on January 1, 2019 on a modified retrospective basis. We do not anticipate the adoption of this guidance to have a material effect on our consolidated results of operations, financial condition or cash flows.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash; a consensus of the FASB Emerging Issues Task Force.”  This update requires entities to reconcile, on the statement of cash flows, changes in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for public entities for interim and annual periods beginning after December 15, 2017, and will be applied retrospectively. We adopted this guidance retrospectively on January 1, 2018. The adoption of this guidance did not have a material effect on our consolidated results of operations, financial condition or cash flows. The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents as reported within the consolidated balance sheets to the total of the same such amounts shown within the consolidated statements of cash flows:

	As of
	December 31, 2018	December 31, 2017
Cash and cash equivalents	$3,653.9	$4,198.6
Restricted cash and cash equivalents (1)	62.7	64.4
Total cash, cash equivalents, and restricted cash and cash equivalents	$3,716.6	$4,263.0

(1) Restricted cash and cash equivalents consist of restricted cash and restricted money market funds and are included in Restricted cash, cash equivalents and investments within noncurrent assets of our consolidated balance sheets. Refer to Note 7 - Restricted Cash, Cash Equivalents and Investments for further detail.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments in its balance sheet. This standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. Subsequently, in July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842), Targeted Improvements” which, among other things, allows companies to elect an optional transition method to apply the new lease standard through a cumulative-effect adjustment, if any, in the period of adoption. We adopted the standard on January 1, 2019 using the optional transition method. We elected the practical expedients permitted under the transition guidance, which, among other things, allows us to carryforward our historical lease classifications. Additionally, we elected the practical expedient to not separate non-lease components from the associated lease component. In preparation for the new requirements, we implemented a new lease accounting system. While we continue to assess the potential effect of ASU 2016-02, based on the operating leases in effect as of January 1, 2019, we expect the adoption of this guidance will result in the recognition of right-of-use assets and lease liabilities of approximately  $350.0 million to $425.0 million. We do not anticipate the adoption of this guidance to have a material effect on our consolidated results of operations or cash flows.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 superseded existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g., an insurance entity’s insurance contracts). The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures are required. Companies can adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date", which deferred the effective dates of ASU 2014-09 by one year. We adopted this guidance on January 1, 2018 using the modified retrospective approach. Given that substantially all of our revenues are derived from insurance contracts accounted for in accordance with ASC 944, Financial Services-Insurance, which are specifically excluded from the scope of ASU 2014-09, the adoption of this guidance did not have a material effect on our consolidated results of operations, financial condition or cash flows.

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

Premium Revenue Recognition and Premiums Receivable

We earn premium revenue primarily through our participation in Medicaid, Medicaid-related and Medicare programs. Our Medicaid contracts with state agencies generally are multi-year contracts subject to annual renewal provisions, while our Medicare contracts with CMS renew annually. Our Medicare and Medicaid contracts establish fixed, monthly premium rates per member ("PMPM"), which are generally determined at the beginning of each new contract renewal period; however, premiums may be adjusted by CMS and state agencies throughout the term of the contracts in certain cases. Premium rate changes are recognized in the period the change becomes effective, when the effect of the change in the rate is reasonably estimable and collection is assured.

We recognize premium revenue in the period in which we are obligated to provide services to our members. We are generally paid by CMS and state agencies in the month in which we provide services. On a monthly basis, we bill members for any premiums for which they are responsible according to their respective plan. We record premiums earned but not received as premiums receivable and record premiums received in advance of the period of service as unearned premiums in the consolidated balance sheets. Unearned premiums are recognized as revenue when we provide the related services. Member premiums are recognized as revenue in the period of service. We estimate, on an on-going basis, the amount of members' billings that may not be collectible based on our evaluation of historical trends. An allowance is established for the estimated amount that may not be collectible. In addition, we routinely monitor the collectability of specific premiums receivable from CMS and state agencies, including Medicaid receivables for obstetric deliveries and newborns, and net receivables for member retroactivity. We reduce revenue and premiums receivable by the amount we estimate may not be collectible. We reported premiums receivable net of an allowance for uncollectible premiums receivable of $26.6 million and $16.3 million at December 31, 2018 and 2017, respectively. Historically, the provision for uncollectible premiums for member premiums receivable has not been material relative to consolidated premium revenue.

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

Supplemental Medicaid Premiums

We earn supplemental premium payments for eligible obstetric deliveries and/or newborns for our Medicaid members in several of our states. We also earn supplemental Medicaid premium payments in some states for high cost drugs and other eligible services. Each state Medicaid contract specifies how and when these supplemental payments are earned and paid. We recognize supplemental premium revenue in the period we provide related services to our members. For the years ended December 31, 2018, 2017, and 2016 we recognized approximately $385.2 million, $478.9 million and $238.7 million, respectively, of supplemental Medicaid premium revenue.

Medicaid ACA Industry Fee Reimbursement

The ACA imposed certain new taxes and fees, including an annual premium-based health insurance industry assessment (the "ACA industry fee") on health insurers, which began in 2014. We received amendments, written agreements or other documentation from all of our state Medicaid customers that commit them to reimburse us for the portion of the ACA industry fee attributable to our Medicaid plans, including its non-deductibility for income tax purposes. In December 2016, President Obama signed the Consolidated Appropriations Act, 2016 which, among other provisions, included a one-year moratorium on the ACA industry fee for 2017. As a result, the associated Medicaid ACA industry fee reimbursements from our state government partners were eliminated for 2017. Accordingly, we recognized $302.2 million and $244.9 million of Medicaid ACA industry fee reimbursement revenue for the years ended December 31, 2018 and 2016, respectively. We did not recognize any Medicaid ACA industry fee reimbursement revenue for the year ended December 31, 2017.

While the ACA industry fee was assessed in 2018, the continuing spending resolution passed into law in January 2018 provides for an additional one-year moratorium for the ACA industry fee in 2019.

Medicaid Risk-Adjusted Premiums and Retroactive Rate Changes

As previously discussed, Medicaid premium rate changes are recognized in the period the change becomes effective, when the effect of the change in the rate is reasonably estimable and collection is assured. In some instances, our Medicaid premiums are subject to risk score adjustments based on the health profile of our membership. Generally, the risk score is determined by the state agency's analysis of encounter submissions of processed claims data to determine the acuity of our membership relative to the entire state's Medicaid membership. The frequency of when states adjust premiums varies, but is usually done quarterly, semi-annual or annual on a retrospective basis. We recognize periodic changes to risk-adjusted premiums as revenue when the amounts are determinable and collection is reasonably assured. As of December 31, 2018, our consolidated balance sheet includes a net receivable from our Medicaid state partners of $54.4 million related to retroactive rate changes and risk score adjustments, compared with a net payable to our Medicaid state partners of $50.7 million as of December 31, 2017. Historically, we have not experienced significant differences between our estimates and amounts ultimately paid or received.

Medicare Risk-Adjusted Premiums

CMS provides risk-adjusted payments for MA Plans and PDPs based on the demographics and health severity of enrollees. The risk-adjusted premiums we receive are based on claims and encounter data that we submit to CMS within prescribed deadlines. We develop our estimates for risk-adjusted premiums utilizing historical experience, or other data, and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. We recognize periodic changes to risk-adjusted premiums as revenue when the amounts are determinable and collection is reasonably assured, which is possible as additional diagnosis code information is reported to CMS, when the ultimate adjustment settlements are received from CMS, or we receive notification of such settlement amounts. CMS adjusts premiums on two separate occasions on a retrospective basis. The first retrospective adjustment for a given plan year generally occurs during the third quarter of that year. This initial settlement represents the update of risk scores for the current plan year based on the severity of claims incurred in the prior plan year. CMS then issues a final retrospective risk adjusted premium settlement for that plan year in the following year. Historically, we have not experienced significant differences between our estimates and amounts ultimately received. The data provided to CMS to determine members' risk scores is subject to audit by CMS even after the annual settlements occur. An audit may result in the refund of premiums to CMS. While our experience to date has not resulted in a material refund, future refunds could materially reduce premium revenue in the year in which CMS determines a refund is required and could be material to our results of operations, financial position and cash flows. Premiums receivable in the accompanying consolidated balance sheets include risk-adjusted premiums receivable of $252.4 million and $190.3 million as of December 31, 2018 and 2017, respectively.

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

Beginning in 2014, the ACA required the establishment of a minimum medical loss ratio (“MLR”) for MA plans and Part D plans, requiring them to spend not less than 85% of premiums on medical benefits. The rules implementing the minimum MLR impose financial and other penalties for failing to achieve the minimum MLR, including requirements to refund to CMS shortfalls in amounts spent on medical benefits and termination of a plan’s MA contract for prolonged failure to achieve the minimum MLR. MLR is determined by adding a plan’s spending for clinical services, prescription drugs and other direct patient benefits, plus its total spending on quality improvement activities and dividing the total by earned premiums (after subtracting specific identified taxes and other fees). These provisions did not have a material effect on our results of operations in 2018, 2017 and 2016.

A summary of other net payables to government partners is as follows (in millions):

	As of December 31,
	2018	2017
Liability to states under Medicaid risk sharing provisions	$(178.5)	$(142.5)
Liability to CMS under risk corridor and other provisions	(232.0)	(179.1)
Liability to CMS under MA/PDP minimum MLR provisions of the ACA	(19.9)	(1.2)
Net payables to government partners(1)	$(430.4)	$(322.8)

(1) The components of net payables to government partners are classified in the consolidated balance sheets as $28.5 million and $458.9 million in current assets and current liabilities, respectively, as of December 31, 2018, and $44.2 million and $367.0 million in current assets and current liabilities, respectively, as of December 31, 2017.

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

CGDS advance payments are recorded within Funds receivable/payable for the benefit of members in the consolidated balance sheets. Receivables are set up for manufacturer-invoiced amounts. Manufacturer payments reduce the receivable as payments are received. After the end of the contract year, during the Medicare Part D Payment reconciliation process for the CGDS, CMS will perform a cost-based reconciliation to ensure the Medicare Part D sponsor is paid for gap discounts advanced at the point of sale, based on accepted prescription drug event data.

Funds payable for the benefit of members, net consisted of the following (in millions):

	As of December 31,
	2018	2017
Low-income cost sharing subsidy	$97.7	$(47.7)
Catastrophic reinsurance subsidy	(583.2)	(987.1)
Coverage gap discount subsidy	(20.5)	(13.6)
Funds payable for the benefit of members, net(1)	$(506.0)	$(1,048.4)

(1) The components of net funds payable for the benefit of members, net are classified in the consolidated balance sheets as $187.3 million and $693.3 million in current assets and current liabilities, respectively, as of December 31, 2018, and as $27.5 million and $1,075.9 million in current assets and current liabilities, respectively, as of December 31, 2017.

Based on our historical experience and trends, our 2018 PDP and MA bids reflected higher estimates for cash outflows for the government's responsibility of the Part D benefit plan design as compared with our 2017 bids, particularly for the catastrophic reinsurance subsidy; however, the level of subsidy payments we made on behalf of CMS compared with the level of subsidies we received in 2018 were significantly lower than our 2018 bids due to the composition of the 2018 PDP membership. As a result, the net funds payable for the benefit of members decreased from $1.0 billion as of December 31, 2017 to $506.0 million as of December 31, 2018. Additionally, as of December 31, 2018, our consolidated balance sheet included a $274.6 million net payable for the 2016 Part D plan year, primarily relating to certain contracts terminated effective January 1, 2017. This net payable is expected to be settled within the next 18 to 24 months.

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

Our medical benefits payable balance includes premium deficiency reserves for our Illinois Medicaid programs ("Illinois PDR") of $16.1 million and $45.6 million as of December 31, 2018 and 2017, respectively, in connection with our Medicaid managed care contract with the Illinois Department of Health Care and Family Services ("HFS") that was effective on January 1, 2018 (the "Illinois PDR"). The Illinois PDR reflects the premium rate structure, estimated medical benefits and other costs expected to be incurred during the initial four-year contractual term of the contract.

ACA Industry Fee

Beginning in 2014, the ACA industry fee was levied on certain health insurers that provide insurance in the assessment year and is allocated to health insurers based on each health insurer's share of net premiums for all U.S health insurers in the year preceding the assessment. The initial estimated liability for each year is accrued as of January 1, with a corresponding deferred expense asset that is amortized over 12 months to expense on a straight line basis. The fee is payable by September 30 of each year. The ACA industry fee is not deductible for income tax purposes, which significantly increased our effective income tax rate during 2018 and 2016 compared to prior periods.

As previously discussed, the Consolidated Appropriations Act, 2016, included a one-year moratorium on the ACA industry fee for 2017, among other provisions. Accordingly, we did not incur ACA industry fee expense for the year ended December 31, 2017, compared with $344.1 million and $228.4 million incurred in 2018 and 2016, respectively.

There is a one-year moratorium for the ACA industry fee in 2019.

Equity-Based Employee Compensation

Certain of our employees, including executive officers, are eligible for long-term incentive awards ("LTI Program"), consisting of equity awards granted pursuant to the WellCare Health Plans, Inc. 2013 Incentive Compensation Plan (the "2013 Plan"). We designed the LTI Program to motivate and promote the achievement of our long-term financial and operating goals and improve retention. Under the LTI Program, we grant multi-year performance period awards that are not realized by employees and officers until subsequent years. We base award amounts on each participant's pre-established long-term incentive target and allocate the awards to various types of equity and performance-based cash awards, depending on job level.

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

MSUs - The number of shares of common stock earned upon vesting is determined based on the ratio of our average common stock price during the last 30 days market trading days of the calendar year immediately preceding the vesting date to the comparable average common stock price in the year immediately preceding the grant date, applied to the base units granted. The performance ratio is capped at 200%. If our common stock price declines by more than 50% over the performance period, no shares are earned by the recipient. The number of shares earned by the participant are generally paid net of taxes withheld at the statutory minimum. For MSUs, the grant date fair value is measured using a Monte Carlo simulation approach, which estimates the fair value of awards based on randomly generated simulated stock-price paths through a lattice-type structure. MSUs expected to vest are recognized as expense on a straight-line basis over the vesting period, which is generally three years. The last of our MSU awards vested in March 2018.

We estimate equity-based compensation expense based on awards ultimately expected to vest. We make assumptions of forfeiture rates at the time of grant and continuously reassess our assumptions based on actual forfeiture experience.

Medicaid Premium Taxes

Premiums related to our Medicaid contracts in certain states are subject to an assessment or tax on Medicaid premiums. The premium revenues we receive from these states include a reimbursement for this premium assessment. We have reported premium taxes on a gross basis, as premium revenue and as premium tax expense in the consolidated statements of income. We recognize the premium tax assessment as expense in the period we earn the related premium revenue and remit the taxes back to the state agencies on a periodic basis. We incurred Medicaid premium taxes of $126.8 million, $119.8 million and $110.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Investments

We classify our fixed maturity securities, including short-term, long-term, and restricted investments, as available-for-sale and report them at fair value. We generally record unrealized gains and losses on securities, net of deferred income taxes, as a separate component of accumulated other comprehensive loss in the consolidated balance sheets. We record investment income when earned and classify investment income earned but not received in prepaid expenses and other current assets in the consolidated balance sheets. We may purchase fixed maturity securities at a premium or discount. We amortize these premiums and discounts as adjustments to investment income over the estimated remaining term of the securities. We determine realized gains and losses on sales of securities on a specific identification basis.

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

We recognize impairments of securities when we consider a decline in fair value below the amortized cost basis to be other-than-temporary. If we intend to sell a security, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, we recognize an other-than-temporary impairment ("OTTI") in earnings equal to the entire difference between the security's amortized cost basis and its fair value. If we do not intend to sell the security and it is more likely than not that we will not be required to sell the security before recovery of its amortized cost basis, but the present value of the cash flows expected to be collected is less than the amortized cost basis of the security (referred to as the credit loss), we conclude an OTTI has occurred. In this instance, we bifurcate the total OTTI into the amount related to the credit loss, which we recognize in earnings as investment income, net, with the remaining amount of the total OTTI attributed to other factors (referred to as the noncredit portion) recognized as a separate component in other comprehensive income. After the recognition of an OTTI, we account for the security as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis equal to the previous amortized cost basis less than the OTTI recognized in earnings. We did not realize any OTTI for the years ended December 31, 2018, 2017 or 2016.

Restricted Cash, Cash Equivalents and Investments

As a condition for licensure, we are required to maintain certain funds on deposit or pledged to various state agencies. Certain of our state contracts require the issuance of surety bonds. We record our restricted cash, cash equivalents, and other short-term investments, at fair value. We classify restricted cash, cash equivalents and investments as long-term regardless of the contractual maturity date of the securities held, due to the nature of the states' requirements.

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

Goodwill and Other Intangible Assets
Our acquisitions typically result in goodwill, which represents the excess of the acquisition cost over the fair value of net assets acquired. Goodwill is assigned to reporting units, which we determined to be the same as our operating segments. Goodwill recorded at December 31, 2018 was $2.2 billion compared with $660.7 million at December 31, 2017. Goodwill attributable to our Medicaid reporting unit was $274.7 million at December 31, 2018 and 2017. Goodwill attributable to our MA reporting unit was $392.3 million and $386.0 million at December 31, 2018 and 2017, respectively. Additionally, we recorded $1.6 billion attributed to the Meridian acquisition that has not been assigned to a reporting unit as of December 31, 2018. The increases in consolidated goodwill from December 31, 2017 primarily resulted from our acquisition Meridian during 2018. Refer to Note 3 - Acquisitions, included in the consolidated financial statements in this 2018 Form 10-K for additional discussion.
We test goodwill for impairment at the reporting unit level at least annually, or more frequently if events or circumstances indicate that it would be more likely than not that the fair value of a reporting unit is below its carrying value. Such events or circumstances could include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition and the testing for recoverability of a significant asset group within a reporting unit, among others. To determine whether goodwill is impaired, we compare an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeds the estimated fair value, we compare the implied fair value of the applicable goodwill to its carrying value to measure the amount of goodwill impairment, if any. We perform our annual goodwill impairment test based on our financial position and results of operations as of June 30 of each year, which generally coincides with the finalization of federal and state contract negotiations and our initial budgeting and planning process. The annual impairment tests are based on an evaluation of estimated future discounted cash flows. The estimated discounted cash flows are based on the best information available to us at the time, including supportable assumptions and projections we believe are reasonable. Our discounted cash flow estimates use discount rates that correspond to a weighted-average cost of capital consistent with a market-participant view. The discount rates are consistent with those used for investment decisions and take into account the operating plans and strategies of our operating segments. Certain other key assumptions utilized, including changes in membership, premium, health care costs, operating expenses, fees, assessments and taxes and effective tax rates, are based on estimates consistent with those utilized in our annual budgeting and planning process that we believe are reasonable. However, if we do not achieve the results reflected in the assumptions and estimates, our goodwill impairment evaluations could be adversely affected, and we may impair a portion of our goodwill, which would adversely affect our operating results in the period of impairment. Impairments, if any, would be classified as an operating expense. Based on the results of our annual impairment testing in 2018, we determined that the fair value of each reporting unit substantially exceeded its carrying value and no further goodwill impairment assessment was necessary.

Other intangible assets resulting from our acquisitions generally include provider networks, broker networks, trademarks, state contracts, non-compete agreements, licenses and permits. We amortize other intangible assets over their estimated useful lives ranging from approximately one to 15 years. These assets are allocated to reporting units for impairment testing purposes. We review our other intangible assets for impairment when events or changes in circumstances occur, which may potentially affect the estimated useful life or recoverability of the remaining balances of our intangible assets. Such events and changes in circumstances would include significant changes in membership, state funding, federal and state government contracts and provider networks. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to current forecasts of undiscounted future net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities. If these assets are determined to be impaired, the amount of impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. During 2018, 2017, and 2016, no events or circumstances have occurred, which may potentially affect the estimated useful life or recoverability of the remaining balances of our other intangible assets. Accordingly, there were no impairment losses recognized during these periods.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are primarily comprised of liabilities relating to pharmacy benefit administration, accrued salaries and incentive compensation, consulting contract obligations, and other miscellaneous current liabilities.

3. ACQUISITIONS

Aetna Medicare Part D Acquisition

On November 30, 2018, we completed the purchase of Aetna Inc.'s ("Aetna") entire standalone Medicare Part D prescription drug plan membership ("Aetna Part D membership"), which Aetna divested as part of CVS Health Corporation's acquisition of Aetna, for total cash consideration of $107.2 million, which is subject to certain true-up provisions. These membership assets are recorded within other intangible assets, net in the consolidated balance sheets as of December 31, 2018 and have a weighted-average useful life of 8 years beginning in 2020. Per the terms of the agreement, Aetna will provide administrative services to, and retain financial risk of, the Aetna Part D membership through 2019. Therefore, the Aetna Part D membership will be excluded from our membership and results of operations until January 1, 2020.

Business Acquisitions

Fair value determination of intangible assets acquired

For our Meridian and Universal American business acquisitions, we valued the acquired membership and tradename intangible assets using an income approach (discounted future cash flow analysis) based on our consideration of historical financial results and expected industry and market trends. We discounted the future cash flows by a weighted-average cost of capital based on an analysis of the cost of capital for comparable companies within our industry. We valued the acquired provider networks using a cost approach, which utilizes cost assumptions applicable at the valuation date to determine the cost of constructing a similar asset. Our other intangible assets include acquired operating licenses, certain non-compete agreements and acquired technology, which were valued using a combination of income and cost approaches. We amortize the intangible assets over the period we expect these assets to contribute directly or indirectly to our future cash flows on a straight-line basis, which approximates the pattern of economic consumption over their estimated useful lives.

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

Assets	(in millions)
Cash, cash equivalents and restricted cash	$484.4
Investments, including restricted investments	180.4
Premiums receivable, net	379.6
Other current assets	145.1
Property, equipment and capitalized software, net	49.3
Goodwill	1,560.7
Other intangible assets, net	594.0
Fair value of total assets acquired	$3,393.5

Liabilities
Medical benefits payable	$534.3
ACA Fee liability	66.5
Other liabilities	272.6
Fair value of liabilities assumed	873.4
Fair value of net assets acquired	$2,520.1

The fair value results from judgments about future events, which reflect certain uncertainties and rely on estimates and assumptions. The judgments used to determine the fair value assigned to each class of assets acquired and liabilities assumed, as well as intangible asset lives, can materially affect our operating results. As of the Effective Date, the expected fair value of all current assets and liabilities approximated their historical cost. We have not yet completed our evaluation and determination of certain assets acquired and liabilities assumed, primarily (i) the final valuation of intangible assets acquired (discussed below) related to memberships and trade names, (ii) the final assessment and valuation of certain other assets acquired and liabilities assumed, including premiums receivable, property, equipment and capitalized software, medical benefits payable and other liabilities and (iii) the final assessment and valuation of certain income tax amounts. Therefore, the final fair values of the assets acquired and liabilities assumed may vary significantly from our preliminary estimates.

Identifiable intangible assets acquired

Under the Hart-Scott-Rodino Antitrust Improvements Act and other relevant laws and regulations, there were significant limitations on our ability to obtain specific information about Meridian's intangible assets prior to completion of the acquisition in September 2018. As of December 31, 2018, certain of the more significant assumptions inherent in the development of intangible asset fair values, including the following, are preliminary.
•final membership attrition rates;
•final discount rates selected to measure the risks inherent in the future cash flows;

•
key assumptions in the valuation of the acquired technology, including, but not limited to, estimated costs associated with developers’ salaries, external direct costs of materials and services; and the estimated time to replace the acquired software applications; and

•working capital adjustments and the assessment of the assets' life cycle, among other key assumptions.

The following table summarizes the preliminary fair values and weighted average useful lives for identifiable intangible assets acquired in the Meridian acquisition as of the Effective Date of the acquisition.

	Gross Fair Value (in millions)	Weighted Average Useful Life (in years)
Membership	$378.6	8.9
Tradenames	110.4	4.9
Provider network	8.3	15.0
Technology and other	96.7	7.1
Total	$594.0	8.0

During the fourth quarter of 2018, we recorded customary measurement period adjustments, which resulted in an increase to goodwill of $474.2 million, and corresponding decreases to identified intangible assets and tangible net assets of $406.0 million and $68.2 million, respectively. These adjustments resulted from updated assumptions and information obtained about the facts and circumstances that existed as of the Effective Date, including the initial intangible asset valuation results based on updated preliminary assumptions (as discussed above in the determination of the intangible asset fair values), as well as the fair value of certain premium receivables and other current assets. These preliminary estimates of fair value and weighted-average useful life may be different from the final acquisition accounting, and the difference could have a material impact on the consolidated financial statements.

Goodwill

We recorded $1.6 billion for the valuation of goodwill for the excess of the purchase price over the estimated fair value of the net assets acquired. The assignment of goodwill to our respective segments has not been completed at this time. The recorded goodwill related to the acquisition is deductible for tax purposes.

Deferred taxes

The Meridian acquisition included taxable and nontaxable components resulting in differences in amounts recognized for GAAP and tax purposes. In both taxable and nontaxable business combinations, the amounts assigned to the individual assets acquired and liabilities assumed for financial statement purposes are often different from the amounts assigned or carried forward for tax purposes. We recorded a $46.5 million deferred tax liability based on the estimated bases differences.

Consolidated Statements of Comprehensive Income

We included the results of Meridian's operations since the Effective Date in our consolidated financial statements. The amount of total revenues attributable to Meridian included in our consolidated statement of comprehensive income for the year ended December 31, 2018 was $1.7 billion. Total pre-tax net losses in our consolidated statement of comprehensive income for the year ended December 31, 2018 was $34.1 million, excluding transaction and integration-related costs discussed below.

We incurred transaction and integration-related costs of $25.4 million during the year ended December 31, 2018, respectively, related to the acquisition of Meridian. These costs include severance payments to former executives, advisory, legal and other professional fees that are reflected in selling, general and administrative ("SG&A") expense in our consolidated statement of comprehensive income.

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

(a) Following the consummation of the Universal American transaction, all of the holders of Universal American's 4.00% convertible senior notes (the "Convertible Notes") elected to convert their notes into the right to receive cash equal to the par value of the notes plus a make whole premium. We paid the noteholders the amounts due and all of the Convertible Notes were redeemed in 2017.

The fair value of the Convertible Notes was determined based on quoted market prices; therefore, have been classified within Level 1 of the fair value hierarchy.

(b) Upon acquisition, we redeemed an aggregate of $40.0 million of Universal American's Preferred Shares, which became redeemable by the holders on April 28, 2017 due to certain change in control provisions for the Preferred Shares. We redeemed the Preferred Shares for $41.0 million, which includes the $40.0 million par value of the Preferred Shares and $1.0 million of accrued dividends.

(c) Pursuant to the terms of the Universal American acquisition, outstanding vested and unvested stock-based compensation awards as of the date of acquisition converted to the right to receive cash. We estimated the fair value of these awards at the date of acquisition and attributed that fair value to pre-acquisition and post-acquisition services in accordance with GAAP. Accordingly, $12.9 million of the fair value of these awards was attributed to pre-acquisition services and is included in the estimated consideration transferred, and approximately $20.0 million has been, or will be, included in our post-acquisition financial statements as compensation costs and reflected as a selling, general and administrative expense in our consolidated statements of comprehensive income.

The following table summarizes the final fair values of major classes of assets acquired and liabilities assumed as of April 28, 2017, based on our valuation assumptions, reconciled to the total consideration transferred.

Assets	(in millions)
Cash and cash equivalents	$66.4
Investments, including restricted investments	254.4
Premiums receivable, net	90.7
Pharmacy rebates receivable, net, and other current assets	52.9
Property, equipment and capitalized software, net	7.5
Goodwill	282.0
Other intangible assets, net	298.2
Assets of discontinued operations	219.6
Estimated fair value of total assets acquired	$1,271.7

Liabilities
Medical benefits payable	$128.1
Deferred tax liabilities, net	67.1
Other liabilities	87.8
Liabilities of discontinued operations	218.7
Estimated fair value of liabilities assumed	501.7
Estimated fair value of net assets acquired	$770.0

The fair value results from judgments about future events, which reflect certain uncertainties and relies on estimates and assumptions. The judgments used to determine the fair value assigned to each class of assets acquired and liabilities assumed, as well as intangible asset lives, can materially affect our operating results.

As of April 28, 2017, the fair value of all current assets and liabilities, as well as assets and liabilities of discontinued operations (refer to Note 17 - Discontinued Operations for further discussion), approximated their historical cost. For certain noncurrent assets and liabilities, we have made fair value adjustments based on information reviewed through April 2018, the end of the measurement period.

Identifiable intangible assets acquired

The following table summarizes the final fair values and weighted average useful lives for identifiable intangible assets acquired in the Universal American acquisition as of the effective date of the acquisition.

	Gross Fair Value (in millions)	Weighted Average Useful Life (in years)
Membership	$240.0	10.0
Tradenames	36.0	13.9
Provider network	9.5	15.0
Technology and other	12.7	6.2
Total	$298.2	10.5

Deferred taxes

The purchase price allocation includes net deferred tax liabilities of $67.1 million, primarily relating to deferred tax liabilities established on the identifiable acquired intangible assets, partially offset by deferred tax assets acquired in the Universal American transaction.

Goodwill

We recorded $282.0 million for the valuation of goodwill, assigned to our Medicare Health Plans reportable segment, for the excess of the purchase price over the estimated fair value of the net assets acquired. The recorded goodwill and other intangible assets related to the acquisition are not deductible for tax purposes.

Consolidated Statement of Comprehensive Income

We included the results of Universal American's operations after the acquisition in our consolidated financial statements. The amount of premium revenue attributable to Universal American included in our consolidated statement of comprehensive income for the years ended December 31, 2018 and 2017 was $1.5 billion and $936.5 million, respectively. Additionally, our consolidated statement of comprehensive income for the years ended December 31, 2018 and 2017 included a pretax net income of $36.7 million and $24.6 million, respectively, attributable to Universal American's operations, which includes transaction and integration-related costs of $6.1 million and $37.5 million for the years ended December 31, 2018 and 2017, respectively, related to the transaction. These costs include severance payments to former executives, advisory, legal and other professional fees that are reflected in selling, general and administrative ("SG&A") expense in our consolidated statement of comprehensive income.

Unaudited Pro Forma Financial Information

The results of operations and financial condition for our 2018 and 2017 acquisitions have been included in our consolidated financial statements since the respective acquisition dates. The unaudited pro forma financial information presented below reflects our 2018 acquisition of Meridian as though the business had been acquired as of January 1, 2017 and our 2017 business acquisitions, including Universal American, as though the businesses had been acquired as of January 1, 2016.

These pro forma results are based on estimates and assumptions, and do not reflect any anticipated synergies, efficiencies or other cost savings that we expect to realize from the acquisitions. The following unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the acquisitions actually been in effect for the periods presented, or project the future results of the combined company.

	For the years ended December 31,
(in millions, except per share data)	2018	2017	2016
Total revenues	$23,408.6	$20,598.2	$16,211.4
Net income	$420.8	$376.1	$239.0
Earnings per common share:
Basic	$8.47	$7.57	$5.40
Diluted	$8.16	$7.50	$5.36

The pro forma results presented in the schedule above include adjustments related to the following purchase accounting and other acquisition-related costs:

•	Elimination of historical intangible asset amortization expense and addition of amortization expense based on the current preliminary values of identified intangible assets;

•	Elimination of interest expense associated with retired obligations and addition of interest expense based on debt incurred to finance the Meridian transaction;

•	Elimination of results for Meridian operations not acquired;

•	Elimination of transaction and integration-related costs for Meridian and Universal American, as well as transaction costs associated with our acquisition of Aetna’s Part D membership;

•	Elimination of Universal American discontinued operations;

•	Include 5,207,547 shares of our common stock issued to finance the Meridian transaction;

•	Adjustments to align the acquisitions to our accounting policies; and

•	Tax effects of the adjustments noted above.

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

We allocate premium revenue, medical benefits expense, Medicaid premium taxes, the ACA industry fee incurred in 2018 and 2016, and goodwill to our reportable segments. We do not allocate to our reportable segments any other assets and liabilities, investment and other income, selling, general and administrative expenses, depreciation and amortization, or interest expense. The Company's decision makers primarily use premium revenue, medical benefits expense and gross margin to evaluate the performance of our reportable segments.

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

Our Medicaid operations in certain states individually account for 10% or more of our consolidated premium revenue. These states and the respective Medicaid premium revenue as a percentage of total consolidated premium revenue are as follows:

	For the Years Ended December 31,
	2018	2017	2016
Kentucky	14%	15%	18%
Florida	12%	15%	18%
Georgia	*	*	11%
* Effective July 1, 2017, we commenced services under a new Medicaid contract with the State of Georgia serving TANF and CHIP beneficiaries. As a result of the decline in membership and overall growth in the Medicaid Health Plans segment, premium revenue attributable to our Georgia Medicaid health plan accounted for less than 10% of our consolidated premium revenue for the years ended December 31, 2018 and 2017.

In July 2018, we received a Notice of Intent to Award a contract from the Florida Department of Health to provide statewide-managed care services to more than 60,000 children with medically complex conditions through the Children's Medical Services Managed Care Plan ("CMS Plan"). The five-year contract award began on February 1, 2019; however, this contract is still subject to protest and appeal. Additionally, in April 2018, we received a Notice of Agency Decision from the Florida Agency for Health Care Administration (“AHCA”) to award our subsidiary, Staywell, a new five-year contract to provide managed care services to Medicaid-eligible beneficiaries, including Managed Medical Assistance and Long-Term Care beneficiaries in 10 of 11 regions. As part of the Medicaid Managed Care program, we expect to provide statewide managed care services to beneficiaries in the Serious Mental Illness Specialty Plan ("SMI"), which currently has more than 75,000 beneficiaries statewide. We are one of two managed care plans providing services to the SMI beneficiaries. The new statewide Medicaid Managed Care program began on December 1, 2018.

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

	Medicaid Health Plan	Medicare Health Plan	Medicare PDP	Corporate & Other	Consolidated
For the Year Ended December 31, 2018	(in millions)
Premium	$12,992.8	$6,313.8	$835.0	$4.7	$20,146.3
Products and services	—	—	—	154.1	154.1
Total premium and products and services revenues	12,992.8	6,313.8	835.0	158.8	20,300.4

Medical benefits	11,171.3	5,347.8	604.8	4.2	17,128.1
Costs of products and services	—	—	—	148.6	148.6
ACA industry fee	216.3	109.4	18.3	0.1	344.1
Medicaid premium taxes	126.8	—	—	—	126.8
Total gross margin expenses	11,514.4	5,457.2	623.1	152.9	17,747.6

Gross margin (1)	1,478.4	856.6	211.9	5.9	2,552.8

Investment and other income	—	—	—	113.7	113.7
Other expenses (2)	—	—	—	(1,968.2)	(1,968.2)
Income from operations	$1,478.4	$856.6	$211.9	$(1,848.6)	$698.3

For the Year Ended December 31, 2017
Premium	$10,726.3	$5,320.2	$913.8	$—	$16,960.3
Products and services	—	—	—	—	—
Total premium and products and services revenues	10,726.3	5,320.2	913.8	—	16,960.3

Medical benefits	9,414.1	4,577.3	753.4	—	14,744.8
Costs of products and services	—	—	—	—	—
ACA industry fee	—	—	—	—	—
Medicaid premium taxes	119.8	—	—	—	119.8
Total gross margin expenses	9,533.9	4,577.3	753.4	—	14,864.6

Gross margin (1)	1,192.4	742.9	160.4	—	2,095.7

Investment and other income	—	—	—	46.9	46.9
Other expenses (2)	—	—	—	(1,673.6)	(1,673.6)
Income from operations	$1,192.4	$742.9	$160.4	$(1,626.7)	$469.0

	Medicaid Health Plan	Medicare Health Plan	Medicare PDP	Corporate & Other	Consolidated
For the Year Ended December 31, 2016	(in millions)
Premium	$9,499.3	$3,876.6	$845.0	$—	$14,220.9
Products and services	—	—	—	—	—
Total premium and products and services revenues	9,499.3	3,876.6	845.0	—	14,220.9

Medical benefits	8,188.5	3,278.5	622.4	—	12,089.4
Costs of products and services	—	—	—	—	—
ACA industry fee	148.0	64.2	16.2	—	228.4
Medicaid premium taxes	110.0	—	—	—	110.0
Total gross margin expenses	8,446.5	3,342.7	638.6	—	12,427.8

Gross margin (1)	1,052.8	533.9	206.4	—	1,793.1

Investment and other income	—	—	—	16.2	16.2
Other expenses (2)	—	—	—	(1,279.8)	(1,279.8)
Income from operations	$1,052.8	$533.9	$206.4	$(1,263.6)	$529.5

(1)
Effective January 1, 2018, the Company redefined gross margin as total revenues less investment and other income, medical expenses, cost of products and services, the ACA industry fee expense and Medicaid premium tax expense. Accordingly, results for 2017 and 2016 were adjusted to include Medicaid premium taxes, which decreased gross margin by $119.8 million and $110.0 million, respectively.

(2)
Effective January 1, 2018, other expenses includes selling, general and administrative expenses, depreciation, amortization and interest. Accordingly, other expenses for 2017 and 2016 were adjusted to exclude Medicaid premium taxes, which decreased other expenses by $119.8 million and $110.0 million, respectively.

5. EQUITY AND EARNINGS PER COMMON SHARE

Issuance of Common Stock
In August 2018, we completed a public offering of our common stock and issued 5,207,547 shares of our common stock, at an offering price of $265.00 per share. The net proceeds from the offering were approximately $1,342.3 million, after deducting underwriting discounts and offering costs of approximately $37.7 million. We used the net proceeds to fund a portion of the cash consideration for our acquisition of Meridian.
Earnings per Common Share

We compute basic earnings per common share on the basis of the weighted-average number of unrestricted common shares outstanding. We compute diluted earnings per common share on the basis of the weighted-average number of unrestricted common shares outstanding plus the dilutive effect of our stock-based compensation awards using the treasury stock method.

We calculated weighted-average common shares outstanding — diluted as follows:

	For the Years Ended December 31,
	2018	2017	2016
Weighted-average common shares outstanding — basic	46,767,626	44,474,016	44,248,778
Dilutive effect of outstanding stock-based compensation awards	586,910	493,045	370,811
Weighted-average common shares outstanding — diluted	47,354,536	44,967,061	44,619,589
Anti-dilutive stock-based compensation awards excluded from computation	211,978	76,446	14,867

6. INVESTMENTS

As of December 31, 2018 and 2017, all of our investments were classified as available-for-sale securities. The amortized cost, gross unrealized gains or losses and estimated fair value of short-term and long-term investments by security type are summarized in the following tables.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2018
Asset-backed securities	$144.7	$—	$(0.5)	$144.2
Corporate debt securities	943.0	0.5	(10.1)	933.4
Municipal securities	199.6	0.6	(0.9)	199.3
Residential mortgage-backed securities	7.2	—	(0.2)	7.0
Short-term time deposits	242.2	—	—	242.2
Government and agency obligations	44.9	—	(0.1)	44.8
Other securities	72.5	—	(0.1)	72.4
Total	$1,654.1	$1.1	$(11.9)	$1,643.3
December 31, 2017
Asset-backed securities	$88.9	$—	$(0.2)	$88.7
Corporate debt securities	400.6	0.7	(1.2)	400.1
Municipal securities	223.7	1.0	(1.9)	222.8
Residential mortgage-backed securities	11.2	—	—	11.2
Short-term time deposits	300.4	—	—	300.4
Government and agency obligations	148.7	—	(1.2)	147.5
Other securities	65.2	—	(0.2)	65.0
Total	$1,238.7	$1.7	$(4.7)	$1,235.7

Contractual maturities of our available-for-sale investments at December 31, 2018 are as follows:

	Total	Within 1 Year	1 Through 5 Years	5 Through 10 Years	Thereafter
Asset-backed securities	$144.2	$70.3	$70.1	$1.2	$2.6
Corporate debt securities	933.4	417.0	429.0	79.3	8.1
Municipal securities	199.3	19.9	115.5	62.5	1.4
Residential mortgage-backed securities	7.0	—	—	—	7.0
Short-term time deposits	242.2	242.2	—	—	—
Government and agency obligations	44.8	30.9	11.9	2.0	—
Other securities	72.4	49.8	5.6	3.0	14.0
Total	$1,643.3	$830.1	$632.1	$148.0	$33.1

Actual maturities may differ from contractual maturities due to the exercise of pre-payment options.

During the years ended December 31, 2018, 2017, and 2016, we sold available-for-sale investments totaling $1.1 billion, $348.2 million and $142.2 million, respectively. Realized gains and losses resulting from these sales were not material for any of these years. Additionally, we did not realize any other-than-temporary impairment for any of these years.

7. RESTRICTED CASH, CASH EQUIVALENTS AND INVESTMENTS

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of our restricted cash, cash equivalents and investment securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2018
Cash	$11.3	$—	$—	$11.3
Money market funds	51.4	—	—	51.4
U.S. government securities and other	172.5	—	(0.5)	172.0
Total	$235.2	$—	$(0.5)	$234.7
December 31, 2017
Cash	$5.7	$—	$—	$5.7
Money market funds	58.7	—	—	58.7
U.S. government securities and other	147.4	—	(0.8)	146.6
Total	$211.8	$—	$(0.8)	$211.0

Realized gains or losses related to sales and redemptions of restricted cash, cash equivalents and investments were not material for the years ended December 31, 2018, 2017, or 2016.

8. PROPERTY, EQUIPMENT AND CAPITALIZED SOFTWARE

Property, equipment and capitalized software and related accumulated depreciation are as follows:

	December 31,
	2018	2017
Leasehold improvements	$75.5	$36.9
Computer equipment	173.2	128.3
Capitalized software	671.7	526.2
Furniture and equipment	69.3	39.2
	989.7	730.6
Less accumulated depreciation	(561.5)	(411.1)
Total property and equipment, net	$428.2	$319.5

We recognized depreciation expense on property, equipment and capitalized software of $107.0 million, $87.7 million, and $77.2 million for the years ended December 31, 2018, 2017, and 2016, respectively, including depreciation expense on capitalized software of $78.8 million, $65.2 million, and $57.6 million for the years ended December 31, 2018, 2017, and 2016, respectively. The increase in expense reflects continued additions to capitalized software and computer equipment resulting from investments in our information technology infrastructure.

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A summary of changes in our goodwill by reportable segment is as follows for 2018 and 2017:

	Medicaid Health Plans	Medicare Health Plans	Not Assigned(4)	Total
Balance as of December 31, 2016 (1) (2)	$282.1	$110.4	$—	$392.5
Acquired goodwill	8.3	275.6	—	283.9
Measurement period adjustments (2)	(15.7)	—	—	(15.7)
Balance as of December 31, 2017 (1)	274.7	386.0		660.7
Acquired goodwill (4)	—	—	1,560.7	1,560.7
Measurement period adjustments (3)	—	6.3	—	6.3
Balance as of December 31, 2018 (1) (4)	$274.7	$392.3	$1,560.7	$2,227.7

(1) Cumulative impairment charges relating to goodwill were $78.3 million as of December 31, 2018 and 2017, which related to goodwill assigned to our Medicare Health Plans reporting unit which we impaired during 2008.
(2) Medicaid Health Plans goodwill as of December 31, 2016, includes approximately $102.7 million of goodwill resulting from our acquisition of Care1st Arizona effective on December 31, 2016. During 2017, we reallocated $24.0 million of this goodwill to identifiable intangible assets, net of a $9.0 million corresponding deferred tax liability, based on our valuation of these assets.
(3) Medicare Health Plans goodwill as of December 31, 2017, includes approximately $275.6 million of goodwill resulting from our acquisition of Universal American effective on April 28, 2017. During 2018, we reallocated $6.3 million of this goodwill to identifiable net assets, based on our final fair value assessment of assets acquired and liabilities assumed. Refer to Note 3 – Acquisitions for additional discussion of the Universal American acquisition.
(4) Goodwill related to our 2018 acquisition of Meridian is considered preliminary, pending the final allocation of the applicable purchase price. Refer to Note 3 – Acquisitions for additional discussion of our 2018 acquisition.

Other intangible assets as of December 31, 2018 and 2017, and the related weighted-average amortization periods as of December 31, 2018, are as follows:

	As of December 31,
	2018				2017
	Weighted Average Amortization Period (In Years)	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net
Membership and state contracts	9.4	$830.1	$(100.7)	$729.4	$344.4	$(52.6)	$291.8
Trademarks and tradenames	7.6	159.8	(22.6)	137.2	53.3	(12.9)	40.4
Provider networks	15.0	35.6	(7.0)	28.6	27.3	(5.1)	22.2
Licenses and permits	13.7	7.9	$(4.5)	3.4	7.1	(4.1)	3.0
Technology and other	6.8	110.8	(13.2)	97.6	14.9	(4.4)	10.5
Total other intangible assets	9.1	$1,144.2	$(148.0)	$996.2	$447.0	$(79.1)	$367.9

We recorded amortization expense of $72.7 million, $32.7 million, and $10.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. The increase is primarily driven by the previously noted 2018 and 2017 acquisitions, discussed in Note 3 – Acquisitions.

Amortization expense expected to be recognized during fiscal years subsequent to December 31, 2018 is as follows:

Expected Amortization Expense
2019	$126.3
2020	132.7
2021	131.1
2022	128.2
2023	119.8
2024 and thereafter	358.1
Total	$996.2

10. DEBT

The following table summarizes our outstanding debt obligations and their classification in the accompanying consolidated balance sheets (in millions):

	December 31, 2018	December 31, 2017
Long-term debt, net:
5.25% Senior Notes, due April 1, 2025	$1,200.0	$1,200.0
5.375% Senior Notes, due August 15, 2026	750.0	—
Revolving Credit Facility	200.0	—
Debt issuance costs	(23.6)	(17.6)
Total long-term debt, net	$2,126.4	$1,182.4

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

The 2026 Notes were issued under an indenture, dated as of August 13, 2018 (the “2026 Indenture”), between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2026 Indenture contains covenants that, among other things, limit our ability and the ability of our subsidiaries under certain circumstances to:

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

The 2026 Notes are classified as long-term debt in our consolidated balance sheet at December 31, 2018 based on their August 2026 maturity date.

5.25% Senior Notes due 2025

On March 22, 2017, we completed the offering and sale of 5.25% unsecured senior notes due 2025 in the aggregate principal amount of $1,200.0 million (the “2025 Notes”). The aggregate net proceeds from the issuance of the 2025 Notes were $1,182.2 million, with a portion of the net proceeds from the offering being used to repay the $100.0 million outstanding under our credit agreement dated January 8, 2016 (the "Credit Agreement", discussed further below) and to redeem the full $900.0 million aggregate principal amount of our 5.75% unsecured senior notes due 2020 (the "2020 Notes") on April 7, 2017, which is discussed further below. The remaining net proceeds from the offering of the 2025 Notes were used for general corporate purposes, including organic growth and working capital.

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

On April 7, 2017, we redeemed the full $900.0 million in aggregate principal amount outstanding of our 2020 Notes at a redemption price of 102.875% of the principal amount, plus accrued and unpaid interest. Our obligations under the related base indenture, each dated as of November 14, 2013, by and among us and BNY Mellon, as trustee, were satisfied and discharged on April 7, 2017. In connection with the redemption of the 2020 Notes, we incurred a one-time loss on extinguishment of debt related to the redemption premium, the write-off of associated deferred financing costs and the write-off of the unamortized portion of associated premiums paid on the 2020 Notes, which was reflected in our consolidated statements of comprehensive income upon redemption.

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

In August 2018, $225.0 million was drawn on our Revolving Credit Facility to partially fund the Meridian acquisition, of which $25.0 million was repaid during September 2018. As of December 31, 2018, $200.0 million was outstanding under the Revolving Credit Facility, and was classified as long-term in accordance with the contractual terms of the Amended and Restated Credit Agreement.

As of December 31, 2018, and the date of this filing, we were in compliance with all covenants under the 2026 Notes, the 2025 Notes and the Amended and Restated Credit Agreement.

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

Level 1—Quoted (unadjusted) prices for identical assets or liabilities in active markets: We include investments in cash, money market funds and U.S. government securities in Level 1. The carrying amounts of money market funds and cash approximate fair value because of the short-term nature of these instruments. We base fair values of the other investments included in Level 1 on unadjusted quoted market prices for identical securities in active markets.

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

Level 3—Unobservable inputs that cannot be corroborated by observable market data: Through June 2018, we held investments in auction rate securities designated as available for sale and reported at fair value. During June 2018, we sold the remaining auction rate securities in our portfolio. The sale resulted in a loss of $1.2 million that was included within investment and other income in the consolidated statements of comprehensive income for year ended December 31, 2018. As these securities were believed to be in an inactive market, we historically estimated the fair value of these securities using a discounted cash flow model, utilizing significant unobservable inputs. These fair values were based on an approach that relied heavily on management assumptions and qualitative observations and therefore fall within Level 3 of the fair value hierarchy. We include our auction rate security investments in Municipal securities below.

We determine transfers between levels at the end of the reporting period. No transfers between levels occurred during the years ended December 31, 2018 and 2017.

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis at December 31, 2018 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset-backed securities	$144.2	$—	$144.2	$—
Corporate debt securities	933.4	—	933.4	—
Municipal securities	199.3	—	199.3	—
Residential mortgage-backed securities	7.0	—	7.0	—
Short-term time deposits	242.2	—	242.2	—
Government and agency obligations	44.8	44.8	—	—
Other securities	72.4	49.8	22.6	—
Total investments	$1,643.3	$94.6	$1,548.7	$—

Restricted cash, cash equivalents and investments:
Cash	$11.3	$11.3	$—	$—
Money market funds	51.4	51.4	—	—
U.S. government securities and other	172.0	171.8	0.2	—
Total restricted cash, cash equivalents and investments	$234.7	$234.5	$0.2	$—

Assets and liabilities measured at fair value on a recurring basis at December 31, 2017 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset-backed securities	$88.7	$—	$88.7	$—
Corporate debt securities	400.1	—	400.1	—
Municipal securities	222.8	—	210.5	12.3
Residential mortgage-backed securities	11.2	—	11.2	—
Short-term time deposits	300.4	—	300.4	—
Government and agency obligations	147.5	147.5	—	—
Other securities	65.0	52.8	12.2	—
Total investments	$1,235.7	$200.3	$1,023.1	$12.3

Restricted cash, cash equivalents and investments:
Money market funds	$58.7	$58.7	$—	$—
Cash	5.7	5.7	—	—
U.S. government securities and other	146.6	146.4	0.2	—
Total restricted cash, cash equivalents and investments	$211.0	$210.8	$0.2	$—

The following table presents the changes in the fair value of our Level 3 auction rate securities for the years ended December 31, 2018, 2017 and 2016:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	December 31,
	2018	2017	2016
Balance as of January 1	$12.3	$12.4	$31.7
Realized gains (losses) in earnings	(1.2)	—	—
Changes in net unrealized gains and losses in other comprehensive income	1.4	—	0.9
Purchases, sales and redemptions	(12.5)	(0.1)	(20.2)
Net transfers in or (out) of Level 3	—	—	—
Balance as of December 31	$—	$12.3	$12.4

Debt

The following table presents the carrying value and fair value of our long-term debt outstanding as of December 31, 2018 and December 31, 2017:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term debt - December 31, 2018	$2,126.4	$1,885.2	$200.0
Long-term debt - December 31, 2017	1,182.4	1,274.3	—	—

The fair value of both our 2026 Notes and 2025 Notes was determined based on quoted market prices; therefore, would be classified within Level 1 of the fair value hierarchy. The fair value of obligations outstanding under our Revolving Credit Facility as of December 31, 2018, approximated carrying value and would be classified within Level 2 of the fair value hierarchy. There were no borrowings outstanding under our Revolving Credit Facility as of December 31, 2017

12. MEDICAL BENEFITS PAYABLE

Medical benefits payable consists of:

(in millions)	As of December 31, 2018	% of Total	As of December 31, 2017	% of Total
IBNR	$2,029.8	70%	$1,412.3	66%
Other medical benefits payable	867.6	30%	734.0	34%
Total medical benefits payable	$2,897.4	100%	$2,146.3	100%

A reconciliation of the beginning and ending balances of our consolidated medical benefits payable is as follows:

	For the years ended December 31,
	2018	2017	2016
	(in millions)
Beginning balance	$2,146.3	$1,690.5	$1,536.0
Acquisitions	534.3	128.1	37.3
Medical benefits incurred related to:
Current year (1)	17,603.4	15,112.4	12,374.1
Prior years	(475.3)	(367.6)	(284.7)
Total	17,128.1	14,744.8	12,089.4
Medical benefits paid related to:
Current year	(15,486.3)	(13,355.9)	(10,925.0)
Prior years	(1,425.0)	(1,061.2)	(1,047.2)
Total	(16,911.3)	(14,417.1)	(11,972.2)
Ending balance	$2,897.4	$2,146.3	$1,690.5

(1) The Medicaid Health Plans and Consolidated ending balances for 2018 and 2017 include a premium deficiency reserve for our Illinois Medicaid programs ("Illinois PDR"), which amounted to $16.1 million and $45.6 million at December 31, 2018 and 2017, respectively. Refer to Note 2 – Summary of Significant Accounting Policies for additional discussion of our premium deficiency reserves.

Medical benefits payable recorded developed favorably by approximately $475.3 million, $367.6 million, and $284.7 million in 2018, 2017 and 2016, respectively. The release of the provision for moderately adverse conditions included in our prior year estimates was substantially offset by the provision for moderately adverse conditions established for claims incurred in the current year. Accordingly, the favorable development in our estimate of medical benefits payable related to claims incurred in prior years does not directly correspond to a decrease in medical benefits expense recognized during the period in which the favorable development is recognized.

Excluding the prior year development related to the release of the provision for moderately adverse conditions, our estimates of consolidated medical benefits expense recorded developed favorably by approximately $243.8 million, $224.6 million, and $154.3 million in 2018, 2017, and 2016, respectively. Such amounts are net of the development relating to refunds due to government customers in connection with minimum loss ratio provisions. The net favorable development recognized in 2018, 2017 and 2016 was primarily in our Medicaid Health Plans segment and, to a lesser extent, in our Medicare Health Plans segment. The net favorable development resulted primarily due to a number of operational and clinical initiatives planned and executed that contributed to lower than expected pharmacy and medical trends, and actual claim submission time being faster than we originally assumed (i.e. our completion factors were higher than we originally assumed) in establishing our medical benefits payable in the prior years. This development does not directly correspond to an increase in our current year operating results as these reductions were offset by estimated current period medical benefits expense when we established our estimate of the current year medical benefits payable. Both completion factor and medical trend assumptions are influenced by utilization levels, unit costs, mix of business, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, our ability and practices to manage medical and pharmaceutical costs, claim submission patterns and operational changes resulting from business combinations, among others. Our actual costs were ultimately less than expected.

Our Meridian acquisition in 2018, our Universal American acquisition in 2017 and our Care1st acquisition in 2016 resulted in increases to medical benefits payable as of the effective date of each acquisition. See Note 3 - Acquisitions, for additional discussion of our 2017 and 2018 acquisitions.

Incurred and paid claims development

The following is information about incurred and paid claims development, by segment and consolidated, as of December 31, 2018, 2017 and 2016, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts. The reported cumulative claims below represent billed services rendered to health plan members that are submitted for payment according to industry standards.

Medicaid Health Plans
A reconciliation of the beginning and ending balances of our Medicaid Health Plans medical benefits payable is as follows:

	For the years ended December 31,
	2018	2017	2016
	(in millions)
Beginning balance	$1,373.2	$1,135.8	$1,040.2
Acquisitions	484.0	—	37.3
Medical benefits incurred related to:
Current year (1)	11,454.4	9,612.2	8,404.2
Prior years	(283.1)	(198.1)	(215.7)
Total	11,171.3	9,414.1	8,188.5
Medical benefits paid related to:
Current year	(10,081.7)	(8,417.4)	(7,431.4)
Prior years	(934.0)	(759.3)	(698.8)
Total	(11,015.7)	(9,176.7)	(8,130.2)
Ending balance	$2,012.8	$1,373.2	$1,135.8

(1) The Medicaid Health Plans and Consolidated ending balances for 2018 and 2017 include a premium deficiency reserve for our Illinois Medicaid programs ("Illinois PDR"), which amounted to $16.1 million and $45.6 million at December 31, 2018 and 2017, respectively.

The following tables provide information about incurred and paid claims development for our Medicaid Health Plans segment as of December 31, 2018, net of reinsurance. Incurred and paid claims development for the years ended December 31, 2017 and 2016 have been retrospectively adjusted for the 2018 acquisition of Meridian.

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance			As of December 31, 2018
	Incurred amount		Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Incurred Year	2017	2018
2017(1)	$11,814.1	$11,608.2	$90.8	94.2
2018(1)		13,163.3	1,836.9	101.6
	Total	$24,771.5

(1) Incurred amounts for 2018 and 2017 are net of a $5.8 million reinsurance receivable acquired from Meridian. Refer to Note 3 – Acquisitions for additional discussion of the Meridian acquisition.

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Incurred Year	2017	2018
2017	$(10,249.0)	$(11,517.4)
2018		(11,326.4)
	Total	$(22,843.8)
	All outstanding liabilities before 2017, net of reinsurance	79.3
	Liabilities for claims and claim adjustment expenses, net of reinsurance	$2,007.0

Medicare Health Plans
A reconciliation of the beginning and ending balances of our Medicare Health Plans medical benefits payable is as follows:

	For the years ended December 31,
	2018	2017	2016
	(in millions)
Beginning balance	$722.5	$510.0	$473.9
Acquisitions	47.7	128.1	—
Medical benefits incurred related to:
Current year	5,478.2	4,676.8	3,332.9
Prior years	(130.4)	(99.5)	(54.4)
Total	5,347.8	4,577.3	3,278.5
Medical benefits paid related to:
Current year	(4,780.9)	(4,164.6)	(2,901.3)
Prior years	(513.6)	(328.3)	(341.1)
Total	(5,294.5)	(4,492.9)	(3,242.4)
Ending balance	$823.5	$722.5	$510.0

The following tables provide information about incurred and paid claims development for our Medicare Health Plans segment as of December 31, 2018, net of reinsurance. Incurred and paid claims development for the years ended December 31, 2017 and 2016 have been retrospectively adjusted for the 2018 acquisition of Meridian and the 2017 acquisition of Universal American.

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance			As of December 31, 2018
	Incurred amount		Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Incurred Year	2017	2018
2017	$5,583.3	$5,457.4	$31.3	32.3
2018		5,603.5	742.3	34.0
	Total	$11,060.9

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Incurred Year	2017	2018
2017	$(4,907.2)	$(5,426.1)
2018		(4,861.2)
	Total	$(10,287.3)
	All outstanding liabilities before 2017, net of reinsurance	49.9
	Liabilities for claims and claim adjustment expenses, net of reinsurance	$823.5

Medicare PDPs
A reconciliation of the beginning and ending balances of our Medicare PDPs medical benefits payable is as follows:

	For the years ended December 31,
	2018	2017	2016
	(in millions)
Beginning balance	$50.6	$44.7	$21.9
Acquisitions	—	—	—
Medical benefits incurred related to:
Current year	666.6	823.4	637.0
Prior years	(61.9)	(70.0)	(14.6)
Total	604.7	753.4	622.4
Medical benefits paid related to:
Current year	(618.7)	(773.9)	(592.3)
Prior years	22.5	26.4	(7.3)
Total	(596.2)	(747.5)	(599.6)
Ending balance	$59.1	$50.6	$44.7

The following tables provide information about incurred and paid claims development for our Medicare PDPs segment as of December 31, 2018, net of reinsurance. Incurred and paid claims development for the years ended December 31, 2017 and 2016 have been retrospectively adjusted for the 2018 acquisition of Meridian.

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance			As of December 31, 2018
	Incurred amount		Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Incurred Year	2017	2018
2017	$823.4	$753.2	$—	51.3
2018		666.6	47.8	47.7
	Total	$1,419.8

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Incurred Year	2017	2018
2017	$(773.9)	$(753.2)
2018		(618.8)
	Total	$(1,372.0)
	All outstanding liabilities before 2017, net of reinsurance	11.3
	Liabilities for claims and claim adjustment expenses, net of reinsurance	$59.1

Consolidated

The following tables provide information about the consolidated company incurred and paid claims development as of December 31, 2018, net of reinsurance. The information for 2018 and 2017 has been retrospectively adjusted for our Meridian and Universal American acquisitions.

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance			As of December 31, 2018
	Incurred amount		Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Incurred Year	2017	2018
2017(1)	$18,231.2	$17,828.5	$122.1	177.9
2018 (1)		19,440.6	2,629	183.4
	Total	$37,269.1

(1) Incurred amounts for 2018 and 2017 include the $16.1 million and $45.6 million Illinois PDR, respectively, discussed further in Note 2 - Summary of Significant Accounting Policies. Additionally, incurred amounts for 2018 and 2017 are net of a $5.8 million reinsurance recoverable.

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Incurred Year	2017	2018
2017	$(15,937.9)	$(17,706.4)
2018		(16,811.6)
	Total	$(34,518.0)
	All outstanding liabilities before 2017, net of reinsurance	140.5
	Liabilities for claims and claim adjustment expenses, net of reinsurance	$2,891.6

The reconciliation of the net incurred and paid claims development tables, by segment, to the liability for claims and claim adjustment expenses in the consolidated balance sheets is as follows.

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses
December 31, 2018

Net Outstanding Liabilities
Medicaid Health Plans	$2,007.0
Medicare Health Plans	823.5
Medicare PDPs	59.1
Corporate and other (1)	$2.0
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	$2,891.6

Reinsurance Recoverable	5.8

Total gross liability for unpaid claims and claim adjustment expense	$2,897.4

(1) The Corporate and other category, which includes operating segments that are not individually reportable because they do not meet the quantitative thresholds required by generally accepted accounting principles, has an insignificant amount of medical claims liability and, therefore, disclosures related to medical claims liabilities have been aggregated within the consolidated results.

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

In connection with these matters, we have advanced to the five individuals, cumulative legal fees and related expenses of approximately $237.1 million from the inception of the investigations through December 31, 2018. We incurred $0.9 million, $6.4 million and $18.7 million of these legal fees and related expenses during the years ended December 31, 2018, 2017 and 2016, respectively. These fees are not inclusive of the amounts recovered from Mr. Farha and Mr. Behrens discussed above. We expense these costs as incurred and classify the costs as selling, general and administrative expense incurred in connection with the investigations and related matters.

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

Operating Leases

We recorded rental expense of $43.7 million, $35.1 million and $30.7 million for the years ended December 31, 2018, 2017 and 2016, respectively, related to our operating leases for office space. Future minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year at December 31, 2018 are as follows:

Minimum Lease Payments
2019	$42.4
2020	44.4
2021	45.5
2022	41.9
2023	38.7
2024 and thereafter	151.4
Total	$364.3

14. INCOME TAXES

The Company and subsidiaries file a consolidated federal income tax return, combined state income tax returns, and separate state franchise, income and premium tax returns, as applicable. The following table provides components of income tax expense (benefit):

	For the Years Ended December 31,
	2018	2017	2016
Current:
Federal	$203.8	$120.8	$251.6
State	48.1	14.2	24.2
	251.9	135.0	275.8
Deferred:
Federal	(0.3)	(48.3)	12.8
State	1.4	1.2	(1.2)
	1.1	(47.1)	11.6
Total income tax expense	$253.0	$87.9	$287.4

A reconciliation of income tax at the statutory federal rate (currently 21% for the 2018 tax year and 35% for the 2017 and 2016 tax years) to income tax at the effective rate is as follows:

	For the Years Ended December 31,
	2018	2017	2016
Income tax expense at statutory federal rate	$145.5	$161.6	$185.3
Adjustments resulting from:
State income tax, net of federal benefit	36.6	11.7	14.4
Unrecognized tax benefits	2.5	(23.5)	9.5
Tax rate change	3.1	(56.1)	—
Non-deductible ACA industry fees	72.3	—	79.9
Other, net	(7.0)	(5.8)	(1.7)
Total income tax expense	$253.0	$87.9	$287.4

Our effective income tax rate on pre-tax income was 36.5% for the year ended December 31, 2018, compared with 19.0% and 54.3% for the years ended December 31, 2017 and 2016, respectively. The rate increase during 2018 was primarily driven by the tax rate change resulting from the enactment of the Tax Cuts and Jobs Act of 2017 (the "TCJA”) during 2017 (discussed below); the one-year moratorium on the non-deductible ACA industry fee for 2017 and the favorable effect of the recognition of certain previously unrecognized tax benefits during 2017. The rate increase was partially offset by the reduction in the federal income tax rate.

The TCJA was enacted on December 22, 2017. The TCJA, in part, reduced the U.S. federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018. Staff Accounting Bulletin No. 118 allows filers one year subsequent to the end of the tax year to finalize the valuation of deferred tax assets and liabilities. We have completed our accounting for the tax effects resulting from enactment of TCJA with respect to valuation of our deferred tax assets and liabilities, as well as other aspects of the new law, and recognized non-cash decreases to income tax expense of $1.0 million and $56.1 million for the years ended December 31, 2018 and December 31, 2017, respectively.

Significant components of our deferred tax assets and liabilities are:

	As of December 31,
Deferred tax assets:	2018	2017
Net operating losses	$31.6	$24.7
Foreign tax credits	17.1	22.0
Medical and other benefits discounting	17.9	18.7
Allowance for doubtful accounts	30.4	14.8
Stock-based compensation	17.2	14.1
Unearned premium discounting	0.1	3.1
Capital losses	7.1	9.9
Premium deficiency reserve	3.9	10.7
Accrued expenses and other	19.4	5.6
Total deferred tax assets	144.7	123.6
Valuation allowance	(39.7)	(48.5)
Net deferred tax assets	105.0	75.1
Deferred tax liabilities:
Goodwill and other intangible assets	(150.5)	(101.1)
Software development costs and property and equipment	(77.2)	(56.7)
Prepaid assets	(11.5)	(10.7)
Total deferred tax liabilities	(239.2)	(168.5)
Net deferred tax liability	$(134.2)	$(93.4)

Valuation allowances are provided when it is considered more-likely-than-not that deferred tax assets will not be realized. The valuation allowances relate to future benefits on certain state net operating loss carryforwards, capital loss carryforwards, and foreign tax credits which expire beginning with the 2019 tax year through 2038.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows:

	Years Ended December 31,
	2018	2017
Unrecognized tax benefits, beginning of period	$3.5	$23.5
Increases:
Prior year tax positions	2.6	—
Current year tax positions	1.7	3.5
Decreases:
Prior year tax positions	—	(23.5)
Unrecognized tax benefits, end of period	$7.8	$3.5

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes which were immaterial for the periods ending December 31, 2018 and December 31, 2017.

We believe it is reasonably possible that our liability for unrecognized tax benefits will decrease in the next 12 months as a result of audit settlements.

We file our income tax returns in the U.S. federal jurisdiction and various states and localities. We currently participate in the Compliance Assurance Program ("CAP") with the IRS, excluding the 2017 tax year. Under CAP, the IRS undertakes audit procedures during the tax year and as the return is prepared for filing. The IRS has concluded its CAP review of our 2016 tax return as well as all the prior years. We are no longer subject to state and local tax examinations prior to 2015. As of December 31, 2018, we are not aware of any material proposed adjustments.

15. STOCK-BASED COMPENSATION

We recorded stock-based compensation expense of $70.8 million, $59.8 million and $35.5 million for the years ended December 31, 2018, 2017, and 2016, respectively. The increase in 2018 was primarily driven by the increase in our closing stock price from $201.11 as of December 31, 2017 to $236.09 as of December 31, 2018, which had the effect of increasing cumulative compensation expense recognized for our PSUs subject to variable accounting.

As of December 31, 2018, we expect $75.2 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements, net of estimated forfeitures, to be recognized over a weighted-average period of 1.7 years. The unrecognized compensation cost for our PSUs subject to variable accounting was determined based on the closing common stock price as of December 31, 2018 and amounted to approximately $20.9 million of the total unrecognized compensation cost. Due to the nature of the accounting for these awards, future compensation cost will fluctuate based on changes in our common stock price.

The weighted-average grant-date fair values of shares granted during the years ended December 31, 2018, 2017 and 2016 were $199.92, $139.49 and $100.07, respectively. The total fair value of all shares vested during the year ended December 31, 2018 was $76.2 million. We generally repurchase vested shares from our employees to satisfy our tax withholding requirements at the statutory minimum, and then retire the repurchased shares.

Restricted Stock Units

A summary of the activity for our RSU awards for the year ended December 31, 2018 is presented in the table below.

	RSUs	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2018	274,643	$120.73
Granted	129,520	205.47
Vested	(130,736)	114.18
Forfeited	(20,192)	153.09
Outstanding as of December 31, 2018	253,235	$164.88

Performance Stock Units

A summary of the activity for our PSU awards for the year ended December 31, 2018 is presented in the table below. For our PSUs, shares attained over target upon vesting are reflected as awards granted during the period, while shares canceled due to vesting below target are reflected as awards forfeited during the period.

	PSUs	Weighted Average Award-Issuance Fair Value
Outstanding as of January 1, 2018	552,618	$118.64
Granted	256,679	199.26
Vested	(154,055)	91.32
Forfeited and expired	(48,534)	150.13
Outstanding as of December 31, 2018	606,708	$149.16

Market Stock Units

A summary of the activity for our MSU awards for the year ended December 31, 2018 is presented in the table below. For our MSUs, shares attained over target upon vesting are reflected as awards granted during the period, while shares canceled due to vesting below target are reflected as awards forfeited during the period.

	MSUs	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2018	45,230	$130.01
Granted	45,075	130.01
Vested	(90,150)	130.01
Forfeited and expired	(155)	130.38
Outstanding as of December 31, 2018	—	$—

16. REGULATORY CAPITAL AND DIVIDEND RESTRICTIONS

Each of our health maintenance organizations ("HMO") and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. The minimum statutory capital requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, a statutory minimum, risk-based capital ("RBC") requirements or other financial ratios. Failure to maintain these requirements would trigger regulatory action by the state. Such statues, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions that may be paid to us as the sole stockholder. Based upon current statutes and regulations, the minimum capital and surplus requirement, or net assets, for these subsidiaries that may not be transferable to us in the form of loans, advances or cash dividends was approximately $1.6 billion at December 31, 2018 and $1.2 billion at December 31, 2017. The combined statutory capital and surplus of our HMO and insurance subsidiaries was $2.7 billion and $2.0 billion at December 31, 2018 and 2017, respectively, which was in compliance with the minimum capital requirements as of those dates. These increases resulted from the Meridian acquisition in 2018 and the Universal American acquisition in 2017. Our HMO and insurance subsidiaries were in compliance with and in excess of the minimum capital requirements as of both December 31, 2018 and 2017.

Dividend restrictions vary by state, but the maximum amount of dividends which can be paid without prior approval from the applicable state is subject to restrictions relating to statutory capital, surplus and net income for the previous year. Some states require prior approval of all dividends, regardless of amount. States may disapprove any dividend that, together with other dividends paid by a subsidiary in the prior 12 months, exceeds the regulatory maximum as computed for the subsidiary based on its statutory surplus and net income. We received $335.6 million, $335.0 million and $241.0 million in dividends from our regulated subsidiaries during the years ended December 31, 2018, 2017 and 2016, respectively. The 2018 amount included $65.6 million not requiring prior regulatory approval, and $270.0 million paid after obtaining prior regulatory approval. Under applicable regulatory requirements at December 31, 2018, the amount of dividends that may be paid through the end of 2019 by our HMO and insurance subsidiaries without prior approval by regulatory authorities is approximately $420.7 million in the aggregate.

17. DISCONTINUED OPERATIONS

On August 3, 2016, our subsidiary, Universal American, completed the sale of its Traditional Insurance business prior to our acquisition of Universal American. This was accomplished by selling two life insurance subsidiaries, while retaining ownership of a third life insurance subsidiary, American Progressive Life & Health Insurance Company of New York ("Progressive"). The sale of the Traditional Insurance business underwritten by Progressive was accomplished through a 100% quota-share reinsurance treaty with a wholly-owned subsidiary of Nassau Re, that, when considered in combination with other reinsurance transactions previously entered into, resulted in the reinsurance of all of the Traditional Insurance policies that were underwritten by Progressive. Accordingly, the discontinued Traditional Insurance business did not materially affect our consolidated statements of comprehensive income for the year ended December 31, 2018 and 2017.

In accordance with ASC 360-10, Property, Plant and Equipment and ASC 205-20, Presentation of Financial Statements—Discontinued Operations, the Traditional Insurance business has been reported in discontinued operations in this 2018 Form 10-K.

The following table summarizes the total assets and liabilities of our discontinued operations:

	December 31, 2018	December 31, 2017
	(in millions)
Assets
Cash and cash equivalents	$0.1	$1.3
Investments	42.8	46.5
Reinsurance recoverables	170.2	166.9
Other assets	0.5	0.5
Total Assets	$213.6	$215.2

Liabilities
Reserves and other policy liabilities	$166.9	$148.6
Other liabilities	46.7	66.6
Total liabilities	$213.6	$215.2

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

18. QUARTERLY FINANCIAL INFORMATION

Selected unaudited quarterly financial data is as follows (in millions, except membership and per share data):

	For the Three Month Periods Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total revenues	$4,646.2	$4,639.0	$5,058.1	$6,070.8
Gross margin (1)	550.7	637.0	676.9	688.2
Income from operations	161.2	233.9	208.6	94.6
Income before income taxes	158.5	229.9	215.2	89.2
Net income	101.7	151.6	130.6	55.9

Net income per share - basic (2)	$2.28	$3.39	$2.74	$1.12
Net income per share - diluted (2)	2.25	3.35	2.70	1.11

Period end membership	4,284,000	4,384,000	5,508,000	5,538,000

	For the Three Month Periods Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total revenues	$3,954.2	$4,305.0	$4,402.9	$4,345.1
Gross margin (1)	438.5	543.4	620.7	493.1
Income (loss) from operations	103.2	141.9	211.9	12.0
Income (loss) before income taxes	103.2	114.7	235.1	8.6
Net (loss) income	67.3	74.1	171.6	60.7

Net income per share - basic (2)	$1.52	$1.67	$3.86	$1.36
Net income per share - diluted (2)	1.50	1.65	3.82	1.34

Period end membership	4,078,000	4,428,000	4,349,000	4,371,000

(1) Effective July 1, 2018, the Company redefined gross margin as total revenues less investment and other income, medical expenses, cost of products and services, the ACA industry fee expense, and Medicaid premium tax expense. Accordingly, results for 2017 and the three months ended March 31, 2018 and June 30, 2018 were adjusted to include Medicaid premium taxes. Gross margin decreased by $32.1 million, $30.6 million, $29.9 million, $31.2 million, $29.5 million and $29.2 million for the three months ended March 31, 2018, June 30, 2018, March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017, respectively.
(2) The calculation of net income per share is based on weighted average shares outstanding during each quarter and, accordingly, the sum may not equal the total for the year.

19. SUBSEQUENT EVENTS

In February 2019, we received notice from the North Carolina Department of Health and Human Services (“DHHS”) that we were awarded a contract to administer the state’s Medicaid Prepaid Health Plans, which is subject to a protest process. DHHS has selected four health plans, including us, to serve North Carolina's Medicaid beneficiaries on a statewide basis. One additional health plan led by providers was selected to operate health plans in certain regions. The state is expected to implement the new managed care program, in two phases, for its 1.6 million Medicaid beneficiaries beginning November 1, 2019.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
WELLCARE HEALTH PLANS, INC. (Parent Company Only)
STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Years Ended December 31,
	2018	2017	2016
Revenues:
Investment and other income	$2.1	$0.3	$0.1
Total revenues	2.1	0.3	0.1
Expenses:
Selling, general and administrative	82.6	63.4	37.5
Interest expense	87.5	68.5	59.1
Total expenses	170.1	131.9	96.6
Loss from operations	(168.0)	(131.6)	(96.5)
Loss on extinguishment of debt	—	26.1	—
Loss before income taxes	(168.0)	(157.7)	(96.5)
Income tax benefit	28.4	69.7	30.8
Loss before equity in subsidiaries	(139.6)	(88.0)	(65.7)
Equity in earnings of subsidiaries	579.4	461.7	307.8
Net income	439.8	373.7	242.1
Other comprehensive (loss) income, before tax:
Change in net unrealized gains and losses on available-for-sale securities	(9.1)	(2.2)	1.8
Income tax (benefit) expense related to other comprehensive income	(2.9)	(0.5)	0.6
Other comprehensive (loss) income, net of tax	(6.2)	(1.7)	1.2
Comprehensive income	$433.6	$372.0	$243.3

See notes to condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
WELLCARE HEALTH PLANS, INC. (Parent Company Only)
BALANCE SHEETS
(In millions, except share data)

	As of December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$27.9	$31.8
Short-term investments	—	2.1
Taxes receivable	—	16.4
Affiliate receivables and other current assets	3,273.7	1,050.3
Total current assets	3,301.6	1,100.6
Other asset	9.6	5.4
Investment in subsidiaries	3,089.5	2,509.6
Total Assets	$6,400.7	$3,615.6

Liabilities and Stockholders' Equity
Current liabilities:
Accrued expenses and other current liabilities	$34.3	$16.5
Total current liabilities	34.3	16.5
Long-term debt	2,126.4	1,182.4
Other liabilities	—	—
Total liabilities	2,160.7	1,198.9

Commitments and contingencies (see Note 13)	—	—

Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 49,993,219 and 44,522,988 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively)	0.5	0.4
Paid-in capital	1,981.1	591.5
Retained earnings	2,267.3	1,827.5
Accumulated other comprehensive loss	(8.9)	(2.7)
Total stockholders' equity	4,240.0	2,416.7
Total Liabilities and Stockholders' Equity	$6,400.7	$3,615.6

See notes to condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
WELLCARE HEALTH PLANS, INC. (Parent Company Only)
STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended December 31,
	2018	2017	2016
Net cash (used in) provided by operating activities	$(30.1)	$(9.6)	$155.8

Cash used in investing activities:
Net proceeds (payments) from purchases and sales and maturities of investments	(4.1)	(1.6)	1.2
Payments to subsidiaries, net	(2,223.9)	(99.7)	(53.7)
Net cash used in investing activities	(2,228.0)	(101.3)	(52.5)

Cash provided by financing activities:
Proceeds from issuance of common stock, net of issuance fees paid	1,342.3	—	—
Proceeds from debt, net of financing costs paid	739.0	1,182.2	196.9
Borrowings on Revolving Credit Facility, net of financing costs paid	221.3	—	—
Payments on debt	(25.0)	(1,026.1)	(400.0)
Repurchase and retirement of shares to satisfy tax withholding requirements	(23.4)	(15.2)	(7.0)
Net cash provided by (used in) financing activities	2,254.2	140.9	(210.1)

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(3.9)	30.0	(106.8)
Balance at beginning of period	31.8	1.8	108.6
Balance at end of period	$27.9	$31.8	$1.8

See notes to condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
WELLCARE HEALTH PLANS, INC. (Parent Company Only)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The financial statements reflect financial information for WellCare Health Plans, Inc.'s parent company, which has been derived from its consolidated financial statements and should be read in conjunction with the consolidated financial statements included in this 2018 Form 10-K.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies for the registrant are the same as those described in Note 2 - Summary of Significant Accounting Policies of Notes to the Consolidated Financial Statements included in Part IV, Item 15, “Exhibits, Financial Statement Schedules.”

3.    LONG-TERM DEBT

Discussion of long-term debt, including the issuance of our 5.375% unsecured senior notes due 2026 in the aggregate principal amount of $750.0 million in August 2018, can be found in Note 10 - Debt of Notes to the Consolidated Financial Statements included in Part IV, Item 15, “Exhibits, Financial Statement Schedules.”

4.    STOCKHOLDERS' EQUITY

Discussion of stockholders' equity, including the issuance of common shares in August 2018, can be found in Note 5 - Equity and Earnings per Common Share of Notes to the Consolidated Financial Statements included in Part IV, Item 15, “Exhibits, Financial Statement Schedules.”

5. COMMITMENTS AND CONTINGENCIES

For a summary of commitments and contingencies, see Note 13 - Commitments and Contingencies of Notes to the Consolidated Financial Statements included in Part IV, Item 15, “Exhibits, Financial Statement Schedules.”

Exhibit Index

		INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
2.1	Transaction Agreement dated May 28, 2018 by and among Caidan Management Company, LLC, MeridianRx, LLC, Caidan Holding Company, Caidan Enterprises, Inc. and The WellCare Management Group, Inc.	10-Q	July 31, 2018	2.1
3.1	Amended and Restated Certificate of Incorporation of the Registrant (conformed and restated for SEC filing purposes only)	10-K	February 12, 2016	3.1
3.2	Third Amended and Restated Bylaws of the Registrant	8-K	November 2, 2010	3.2
4.1	Specimen common stock certificate	10-Q	November 4, 2010	4.1
4.2	Base Indenture, dated March 22, 2017 between WellCare Health Plans, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	March 23, 2017	4.1
	a. First Supplemental Indenture, dated March 22, 2017 between WellCare Health Plans, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 5.25% Senior Note due 2025)	8-K	March 23, 2017	4.2

4.3	Indenture, dated August 13, 2018 between WellCare Health Plans, Inc. and the Bank of New York Mellon Trust Company, N.A. as trustee (including the form of 5.375% Senior Note due 2026)	8-K	August 14, 2018	4.1

MATERIAL AGREEMENTS RELATING TO COMPENSATION AND INDEMNIFICATION

2013 Incentive Compensation Plan and Forms Adopted Thereunder
10.1	Registrant’s 2013 Incentive Compensation Plan*	DEF 14A	April 10, 2013	A
10.2	Forms of Agreement under Registrant’s 2013 Incentive Compensation Plan
	a. Form of Performance Stock Unit Award Notice and Agreement*	8-K	May 22, 2013	10.1
	b. Form of Performance Stock Unit Award Agreement*	8-K	May 22, 2013	10.2
	c. Form of Performance Stock Unit Award Notice and Agreement (for grants dated September 2, 2014) *	8-K	September 4, 2014	10.1
	d. Form of Performance Stock Unit Award Notice and Agreement (adopted March 28, 2016) *	8-K	March 31, 2016	10.1
	e. Form of Performance Stock Unit Award Notice and Agreement (for grants dated September 29, 2016) *	10-Q	November 1, 2016	10.1
	f. Form of Market Stock Unit Award Notice and Agreement*	8-K	May 22, 2013	10.5
	g. Form of Market Stock Unit Award Agreement*	8-K	May 22, 2013	10.6
	h. Form of Restricted Stock Unit Award Notice and Agreement (employee version)*	8-K	May 22, 2013	10.9
	i. Form of Restricted Stock Unit Award Agreement (employee version)*	8-K	May 22, 2013	10.10
	j. Form of Restricted Stock Unit Award Notice and Agreement (adopted March 28, 2016)*	8-K	March 28, 2016	10.2
	k. Form of Stock Unit Award Agreement (adopted March 28, 2016)*	8-K	March 28, 2016	10.3
	l. Form of Restricted Stock Unit Award Notice and Agreement (director version)*	8-K	May 22, 2013	10.13
	m. Form of Restricted Stock Unit Award Agreement (director version)*	8-K	May 22, 2013	10.14
	n. Form of Restricted Stock Unit Award Notice and Agreement with deferral provisions (director version)*	8-K	May 22, 2013	10.15
	o. Form of Restricted Stock Unit Award Agreement with deferral provisions (director version)*	8-K	May 22, 2013	10.16

Other Compensation and Indemnification Plans and Forms of Agreement
10.3	WellCare Health Plans, Inc. Executive Severance Plan
	a. As amended and restated as of September 28, 2017*	8-K	October 2, 2017	10.1
	b. As amended and restated as of September 26, 2018*	10-Q	October 31, 2018	10.1
	c. As amended and restated as of December 22, 2018*†

10.4	Non-Employee Director Compensation Policy
	a. Non-Employee Director Compensation Policy (as amended and restated effective May 24, 2017)*	10-K	February 13, 2018	10.4.b
	b. Non-Employee Director Compensation Policy (as amended and restated effective February 23, 2018)*	10-Q	May 1, 2018	10.1

10.5	Forms of Indemnification Agreement
	a. Adopted May 16, 2003*	S-1/A	June 8, 2004	10.24
	b. Adopted May 8, 2009*	8-K	May 14, 2009	10.1
	c. Adopted August 5, 2010*	10-Q	August 9, 2010	10.8

Agreements with Individual Officers and Directors
10.6	Offer Letter, by and between Comprehensive Health Management, Inc. and Kenneth Burdick, dated January 7, 2014*	8-K	January 27, 2014	10.1
10.7	Offer Letter by and between Comprehensive Health Management, Inc. and Andrew Asher, dated August 12, 2014*	8-K	November 5, 2014	10.1

MATERIAL OPERATIONAL AGREEMENTS
10.8	Credit Agreement, dated January 8, 2016, among WellCare Health Plans, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., MUFG Union Bank, N.A., SunTrust Bank and Wells Fargo Bank, National Association, as co-syndication agents, Goldman Sachs Bank USA and U.S. Bank National Association as Co-Documentation Agents and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, MUFG Union Bank, N.A., SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC as joint bookrunners and joint lead arrangers	8-K	January 12, 2016	10.1
	a. Increasing Lender Supplement dated March 22, 2017 to the Credit Agreement dated January 8, 2016 among WellCare Health Plans, Inc. and the parties thereto	8-K	March 23, 2017	10.1
10.9	Amended and Restated Credit Agreement, dated as of July 23, 2018 by and among WellCare Health Plans, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto	8-K	July 24, 2018	10.1
21.1	List of subsidiaries †
23.1	Consent of Deloitte & Touche LLP †
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
101.INS	XBRL Instance Document ††

101.SCH	XBRL Taxonomy Extension Schema Document ††
101.CAL	XBRL Taxonomy Calculation Linkbase Document ††
101.DEF	XBRL Taxonomy Definition Linkbase Document ††
101.LAB	XBRL Taxonomy Labels Linkbase Document ††
101.PRE	XBRL Taxonomy Presentation Linkbase Document ††
_______________

*	Denotes a management contract or compensatory plan, contract or arrangement
†	Filed herewith
††	Furnished herewith and not filed for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WellCare Health Plans, Inc.
By:	/s/ Kenneth A. Burdick
Kenneth A. Burdick
Chief Executive Officer

Date: February 12, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signatures	Title	Date
/s/Kenneth A. Burdick	Chief Executive Officer (Principal Executive Officer and Director)	February 12, 2019
Kenneth A. Burdick

/s/Andrew L. Asher	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2019
Andrew L. Asher

/s/Michael Troy Meyer	Vice President and Chief Accounting Officer	February 12, 2019
Michael Troy Meyer

/s/Christian P. Michalik	Chairman of the Board	February 12, 2019
Christian P. Michalik

/s/Richard C. Breon	Director	February 12, 2019
Richard C. Breon

/s/Amy Compton-Phillips	Director	February 12, 2019
Amy Compton-Phillips

/s/H. James Dallas	Director	February 12, 2019
H. James Dallas

/s/Kevin F. Hickey	Director	February 12, 2019
Kevin F. Hickey

/s/Piyush "Bobby" Jindal	Director	February 12, 2019
Piyush "Bobby" Jindal

/s/Glenn D. Steele, Jr.	Director	February 12, 2019
Glenn D. Steele, Jr.

/s/William L. Trubeck	Director	February 12, 2019
William L. Trubeck

/s/Kathleen E. Walsh	Director	February 12, 2019
Kathleen E. Walsh

/s/Paul E. Weaver	Director	February 12, 2019
Paul E. Weaver