Form 10-Q
period 2019-03-31
WELLCARE HEALTH PLANS, INC.
filed 2019-04-30
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

As of April 29, 2019, there were 50,303,407 shares of the registrant's common stock, par value $0.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In millions, except per share and share data)

	For the Three Months Ended March 31,
	2019	2018
Revenues:
Premium	$6,609.4	$4,626.3
Products and services	115.8	—
Investment and other income	37.0	19.9
Total revenues	6,762.2	4,646.2

Expenses:
Medical benefits	5,831.7	3,962.0
Costs of products and services	111.8	—
Selling, general and administrative	503.8	355.9
ACA industry fee	—	81.5
Medicaid premium taxes	31.7	32.1
Depreciation and amortization	69.6	36.4
Interest	29.5	17.1
Total expenses	6,578.1	4,485.0
Income before income taxes and equity in losses of unconsolidated subsidiaries	184.1	161.2
Equity in earnings (losses) of unconsolidated subsidiaries	0.8	(2.7)
Income before income taxes	184.9	158.5
Income tax expense	33.5	56.8
Net income	$151.4	$101.7

Other comprehensive income (loss):
Change in net unrealized gains and losses on available-for-sale securities, before tax	18.5	(10.3)
Income tax expense (benefit) related to other comprehensive income	4.7	(2.4)
Other comprehensive income (loss), net of tax	13.8	(7.9)
Comprehensive income	$165.2	$93.8

Earnings per common share:
Basic	$3.02	$2.28
Diluted	$2.98	$2.25

Weighted average common shares outstanding:
Basic	50,100,509	44,605,892
Diluted	50,842,304	45,196,127

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions, except share data)

	March 31, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$3,235.3	$3,653.9
Short-term investments	968.6	830.1
Premiums receivable, net	1,567.6	1,223.4
Pharmacy rebates receivable, net	550.0	460.6
Funds receivable for the benefit of members	331.6	187.3
Prepaid expenses and other current assets, net	1,127.6	477.1
Total current assets	7,780.7	6,832.4

Property, equipment and capitalized software, net	424.9	428.2
Goodwill	2,206.4	2,227.7
Other intangible assets, net	986.0	996.2
Long-term investments	1,057.6	813.2
Restricted cash, cash equivalents and investments	274.3	234.7
Other assets	268.8	18.7
Assets of discontinued operations	207.2	213.6
Total Assets	$13,205.9	$11,764.7

Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$3,212.6	$2,897.4
Unearned premiums	16.9	1.4
Accounts payable and accrued expenses	1,304.9	964.6
Funds payable for the benefit of members	1,051.8	693.3
Other payables to government partners	491.1	458.9
Total current liabilities	6,077.3	5,015.6

Deferred income tax liability, net	149.0	134.2
Long-term debt, net	2,127.3	2,126.4
Other liabilities	253.9	34.9
Liabilities of discontinued operations	207.2	213.6
Total Liabilities	8,814.7	7,524.7
Commitments and contingencies (see Note 14)
Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 50,302,215 and 49,993,219 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	0.5	0.5
Paid-in capital	1,967.1	1,981.1
Retained earnings	2,418.7	2,267.3
Accumulated other comprehensive income (loss)	4.9	(8.9)
Total Stockholders' Equity	4,391.2	4,240.0
Total Liabilities and Stockholders' Equity	$13,205.9	$11,764.7
See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited) (In millions, except share data)

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2019	49,993,219	$0.5	$1,981.1	$2,267.3	$(8.9)	$4,240.0
Common stock issued for vested equity-compensation awards	451,484	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(142,488)	—	(36.8)	—	—	(36.8)
Stock-based compensation expense, net of forfeitures	—	—	22.8	—	—	22.8
Comprehensive income	—	—	—	151.4	13.8	165.2
Balance at March 31, 2019	50,302,215	$0.5	$1,967.1	$2,418.7	$4.9	$4,391.2

Balance at January 1, 2018	44,522,988	$0.4	$591.5	$1,827.5	$(2.7)	$2,416.7
Common stock issued for vested stock-based compensation awards	334,521	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(104,274)	—	(20.2)	—	—	(20.2)
Stock-based compensation expense, net of forfeitures	—	—	12.1	—	—	12.1
Comprehensive income (loss)	—	—	—	101.7	(7.9)	93.8
Balance at March 31, 2018	44,753,235	$0.4	$583.4	$1,929.2	$(10.6)	$2,502.4

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$151.4	$101.7
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	69.6	36.4
Stock-based compensation expense	22.8	12.1
Deferred taxes, net	6.6	(19.5)
Other, net	10.1	5.1
Changes in operating accounts, net of effects from acquisitions and divestitures:
Premiums receivable, net	(348.5)	(187.9)
Pharmacy rebates receivable, net	(89.4)	(45.6)
Medical benefits payable	315.2	64.0
Unearned premiums	15.5	527.0
Other receivables/payables to government partners	32.2	(15.8)
Prepaid and other current assets	(110.9)	(7.4)
Accrued liabilities and other, net	(104.6)	(24.4)
Net cash (used in) provided by operating activities	(30.0)	445.7

Cash flows from investing activities:
Purchases of investments	(979.0)	(387.9)
Proceeds from sales and maturities of investments	529.6	171.5
Additions to property, equipment and capitalized software, net	(38.1)	(24.2)
Net cash used in provided by investing activities	(487.5)	(240.6)

Cash flows from financing activities:
Repurchase and retirement of shares to satisfy employee tax withholding requirements	(36.8)	(20.2)
Funds received for the benefit of members, net	170.7	416.2
Other, net	1.3	21.4
Net cash provided by financing activities	135.2	417.4

(Decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(382.3)	622.5
Balance at beginning of period	3,716.6	4,263.0
Balance at end of period	$3,334.3	$4,885.5

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes, net of refunds	$6.7	$2.0
Cash paid for interest	$54.6	$32.1
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Non-cash additions to property, equipment, and capitalized software	$5.8	$3.0

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (In millions, except member, per share and share data)

1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

WellCare Health Plans, Inc. (the "Company," "we," "us," or "our") focuses primarily on providing government-sponsored managed care services to families, children, seniors and individuals with complex medical needs primarily through Medicaid, Medicare Advantage ("MA") and Medicare Prescription Drug Plans ("PDP"), as well as individuals in the Health Insurance Marketplace. As of March 31, 2019, we served approximately 6.3 million members nationwide.

As of March 31, 2019, we operated Medicaid health plans, including states where we receive Medicaid premium revenues associated with dually eligible special needs plans, in Arizona, Florida, Georgia, Hawaii, Illinois, Kentucky, Michigan, Missouri, Nebraska, New Jersey, New York, South Carolina and Texas.

In addition, as of March 31, 2019, we also operated MA coordinated care plans ("CCPs") in Alabama, Arizona, Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Kentucky, Louisiana, Maine, Michigan, Mississippi, New Jersey, New York, North Carolina, Ohio, South Carolina, Tennessee and Texas. We also offered stand-alone Medicare PDPs nationwide.

In September 2018, we completed the acquisition of Meridian Health Plan of Michigan, Inc., Meridian Health Plan of Illinois, Inc., and MeridianRx, LLC, a pharmacy benefit manager ("PBM") (collectively, "Meridian"). As a result of the acquisition, we expanded our Medicaid portfolio through the addition of Michigan; expanded our Medicaid presence in Illinois; and acquired an integrated PBM platform. Meridian also serves MA members in Illinois, Indiana, Michigan, and Ohio, as well as Health Insurance Marketplace members in Michigan.

Basis of Presentation

The accompanying unaudited condensed consolidated balance sheets and statements of comprehensive income, changes in stockholders' equity, and cash flows include our accounts and the accounts of our subsidiaries over which we have control or are the primary beneficiary. We eliminated all intercompany accounts and transactions.

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). Accordingly, certain financial information and footnote disclosures normally included in financial statements prepared in accordance with GAAP, but that are not required for interim reporting purposes, have been condensed or omitted. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the fiscal year ended December 31, 2018, included in our Annual Report on Form 10-K ("2018 Form 10-K"), which was filed with the U.S. Securities and Exchange Commission ("SEC") in February 2019. Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year or any other interim period.

In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments that we consider necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. In accordance with GAAP, we make certain estimates and assumptions that affect the amounts reported in the condensed consolidated interim financial statements and accompanying notes. We base these estimates, including assumptions as to the annualized tax rate, on our knowledge of current events and anticipated future events and evaluate and update our assumptions and estimates on an ongoing basis; however, actual results may differ from our estimates. We evaluated all material events subsequent to the date of these condensed consolidated interim financial statements. Certain reclassifications were made to 2018 financial information to conform to the 2019 presentation.

Pharmacy Benefit Manager

The external revenues and costs for our PBM business are reported within "Products and Services" and "Cost of Products and Services", respectively, on the condensed consolidated statements of comprehensive income. Products and services revenues from our PBM consist of the prescription price (ingredient cost plus dispensing fee) negotiated with the retail pharmacies with which we have contracted, plus any associated administrative fees. This revenue is recognized when the claim is processed. We have the contractual obligation to pay network pharmacies for benefits provided to participating members and, therefore, act as principal in the arrangement and reflect the total prescription price as revenue, on a gross basis, in accordance with applicable accounting guidance. Costs of products and services is recognized at the time prescriptions are dispensed by pharmacies in the PBM's network to eligible members and consists primarily of ingredient costs and dispensing fees paid to retail pharmacies with which we have contracted. The overall results of our PBM business are immaterial.

Aetna Part D Membership Reinsurance

In November 2018, we completed the purchase of Aetna Inc.'s ("Aetna") entire standalone Medicare Part D prescription drug plan membership ("Aetna Part D membership"). In connection with the purchase, we also entered into an administrative services agreement and a reinsurance agreement pursuant to which Aetna provides administrative services to, and retains financial risk of, the Aetna Part D membership, effective for plan year 2019. We remain primarily liable to policyholders under this ceded insurance contract and are contingently liable for amounts recoverable from Aetna in the event that they do not meet their contractual obligations.  In the normal course, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk to minimize our exposure to significant losses from reinsurer insolvencies. As of March 31, 2019, related to the Aetna Part D membership, our condensed consolidated balance sheet included reinsured receivables of $30.8 million, primarily related to premiums receivable, and reinsured payables of $482.8 million, primarily related to pharmacy claims payables. These reinsured receivables and payables were included in prepaid expenses and other current assets, net, and accounts payable and accrued liabilities, respectively. The resulting net reinsurance recoverables of $452.0 million was included in prepaid expenses and other current assets, net on the condensed consolidated balance sheet. There were no reinsurance recoverables or reinsurance liabilities relating to the Aetna Part D membership recorded as of December 31, 2018.

In our condensed consolidated statements of comprehensive income, premium revenue and medical benefits were reported net of amounts ceded under this Aetna reinsurance arrangement. Premium revenue and medical benefits expense ceded relating to the Aetna Part D membership were $501.0 million and $473.7 million, respectively, for the three months ended March 31, 2019.

Unconsolidated Subsidiaries

We work with physicians and other health care professionals to operate Accountable Care Organizations ("ACOs") under the Medicare Shared Saving Program ("MSSP") and Next Generation ACO Models. ACOs were established by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the "ACA") to reward integrated, efficient care and allow providers to share in any savings they achieve as a result of improved quality and operational efficiency.
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

Significant Accounting Policies
Below is a discussion of our significant accounting policies, which affected the comparability of our consolidated results of operations, financial condition or cash flows for the periods presented. Refer to Note 2 - Summary of Significant Accounting Policies to the consolidated financial statements included in our 2018 Form 10-K for a complete discussion of all of our significant accounting policies.
Premium Receivables and Unearned Premiums
We record premiums earned but not received as premiums receivable and record premiums received in advance of the period of service as unearned premiums in our condensed consolidated balance sheets. A complete discussion of premiums receivable and unearned premiums is included in Note 2 - Summary of Significant Accounting Policies to the consolidated financial statements included in our 2018 Form 10-K. The premium receivable balance at March 31, 2019 is primarily related to Medicaid contracts with our state partners of approximately $1.2 billion, as well as net risk-adjusted premiums receivable under our MA and PDP contracts of approximately $364.0 million.
Medicaid Risk-Adjusted Premiums and Retroactive Rate Changes

As discussed further in Note 2 - Summary of Significant Accounting Policies to the consolidated financial statements included in our 2018 Form 10-K, Medicaid premium rate changes are recognized in the period the change becomes effective, when the effect of the change in the rate is reasonably estimable and collection is assured. In some instances, our Medicaid premiums are subject to risk score adjustments based on the health profile of our membership. Generally, the risk score is determined by the state agency's analysis of encounter submissions of processed claims data to determine the acuity of our membership relative to the entire state's Medicaid membership. The frequency of when states adjust premiums varies, but is usually done quarterly or semi-annually on a retrospective basis. We recognize periodic changes to risk-adjusted premiums as revenue when the amounts are determinable and collection is reasonably assured. Premiums receivable in our condensed consolidated balance sheets include net risk-adjusted premiums receivable from our Medicaid state partners related to retroactive rate changes and risk score adjustments of $121.5 million and $54.4 million as of March 31, 2019 and December 31, 2018, respectively.
Medicare Part D Settlements
We receive certain Part D prospective subsidy payments from the Centers for Medicare & Medicaid Services ("CMS") for our MA and PDP members as a fixed monthly per member amount, based on the estimated costs of providing prescription drug benefits over the plan year, as reflected in our bids. A discussion of the subsidy components under Part D is included in Note 2 - Summary of Significant Accounting Policies to the consolidated financial statements included in our 2018 Form 10-K. CMS will fully reimburse these subsidies, or recoup overpaid subsidies made during the plan year, as part of its annual settlement process that typically occurs in the fourth quarter of the subsequent year and, accordingly, there is no insurance risk to us. Therefore, amounts received for these subsidies are not considered premium revenue, and are reported, net of the subsidy benefits paid, as funds receivable (payable) for the benefit of members in the condensed consolidated balance sheets. As of March 31, 2019 and December 31, 2018, our condensed consolidated balance sheets primarily include CMS Part D payables for the 2018 and 2016 plan years. Our condensed consolidated balance sheet as of March 31, 2019 additionally includes a payable for the 2019 plan year. We expect to settle a majority of the 2016 and 2018 net payables during the remainder of 2019.
ACA Industry Fee
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 imposed certain new taxes and fees, including an annual premium-based health insurance industry assessment (the "ACA industry fee") on health insurers, which began in 2014. In January 2018, Congress approved a one-year moratorium of the ACA industry fee for 2019, which also eliminated the Medicaid ACA industry fee reimbursement from our state government partners for 2019. Accordingly, we did not incur ACA industry fee expense nor recognize any Medicaid ACA industry fee reimbursement revenue for the three months ended March 31, 2019. We incurred $81.5 million for the ACA industry fee for the three months ended March 31, 2018. Additionally, we recognized $64.7 million of Medicaid ACA industry fee reimbursement revenue as premium revenue for the three months ended March 31, 2018.

Recently Adopted Accounting Standards

In June 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2018-07, “Compensation-Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting.” This update expands the scope of Topic 718, which currently only includes share-based payments issued to employees, to include share-based payments issued to non-employees for goods and services. This guidance was effective for interim and annual periods beginning after December 15, 2018. We adopted this guidance on January 1, 2019. The adoption of this guidance did not have a material effect on our consolidated results of operations, financial condition or cash flows.

In February 2018, the FASB issued ASU 2018-02 "Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", which allows entities to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive income to retained earnings. The guidance is effective for interim and annual periods beginning after December 15, 2018. We adopted this guidance prospectively on January 1, 2019. The adoption of this guidance did not have a material effect on our consolidated results of operations, financial condition or cash flows.

In March 2017, the FASB issued ASU No. 2017-08, "Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities". This update shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Previously, entities generally amortize the premium as a yield adjustment over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount. This guidance is effective for interim and annual periods beginning after December 15, 2018. We adopted this guidance on January 1, 2019 on a modified retrospective basis. The adoption of this guidance did not have a material effect on our consolidated results of operations, financial condition or cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments in its balance sheet. This standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. Subsequently, in July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842), Targeted Improvements” which, among other things, allows companies to elect an optional transition method to apply the new lease standard through a cumulative-effect adjustment, if any, in the period of adoption, rather than in the earliest period presented. We adopted the standard on January 1, 2019 using the optional transition method. We elected the practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classifications for existing leases. Additionally, we elected the practical expedient to not separate non-lease components from the associated lease component. As part of the adoption process, we implemented a new lease accounting system. The adoption of this guidance resulted in the initial recognition of operating lease right-of-use assets of approximately $259.5 million, operating lease liabilities of approximately $277.3 million and the elimination of $17.8 million of straight-line lease liabilities, as of January 1, 2019. This guidance did not have a material effect on our consolidated results of operations or cash flows.

Accounting Standards Pending Adoption

In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract", which requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the noncancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. We are currently assessing the effect this guidance will have on our consolidated results of operations, financial condition or cash flows.
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

2. CENTENE PLAN OF MERGER AND ACQUISITIONS

Centene Plan of Merger

On March 26, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Centene Corporation ("Centene") under which Centene will acquire us for a combination of cash and stock. Under the terms of the Merger Agreement, our shareholders will receive $120.00 in cash and 3.38 shares of Centene common stock for each share of our common stock. The proposed transaction is subject to customary closing conditions, including, but not limited to, the approval of the Merger Agreement by our stockholders, the approval of the share issuance of Centene stock by Centene’s stockholders, and the receipt of U. S. federal antitrust clearance and certain other required regulatory approvals. The transaction is expected to close in the first half of 2020.

The Merger Agreement includes restrictions on the conduct of our business prior to completion of the Centene Transaction or termination of the Merger Agreement, generally requiring us to conduct our business in the ordinary course. However, we are subject to various specified restrictions unless we obtain Centene’s prior written consent, which may not be unreasonably withheld, delayed or conditioned, or expressly contemplated or permitted by the Merger Agreement or as required by applicable law. Among other things and in each case subject to certain exceptions, we may not:

•	incur additional indebtedness (excluding borrowings under our Revolving Credit Facility (as defined below) that are used to manage our ordinary course cash flow needs);

•	issue additional shares of our common stock, repurchase our common stock, or pay dividends;

•	acquire assets, securities or property, dispose of businesses or assets; or

•	authorize any payment of, accrual or commitment for capital expenditures in any calendar year that would exceed by more than 110% the aggregate amount of capital expenditures budgeted for such year.

Aetna Medicare Part D Asset Acquisition

As discussed in Note 1 - Organization, Basis of Presentation and Significant Accounting Policies of this 2019 Form 10-Q, in November 2018, we completed the purchase of Aetna's Part D membership for total cash consideration of $107.2 million, which is subject to certain true-up provisions. These membership assets are recorded within other intangible assets, net in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, and have a weighted-average useful life of eight years beginning in 2020. Per the terms of the agreement, Aetna provides administrative services to, and retains financial risk of, the Aetna Part D membership through 2019. Therefore, the Aetna Part D membership is excluded from our membership and has had, or is expected to have, an immaterial effect on our results of operations until January 1, 2020.

Meridian Business Acquisition

On September 1, 2018 (the "Effective Date"), we acquired Meridian for an estimated purchase price of approximately  $2.5 billion in cash, subject to certain purchase price adjustments, as described in the purchase agreement. The Meridian acquisition was funded through a combination of cash on hand, our Revolving Credit Facility, net proceeds from the August 2018 issuance of our 5.375% of Senior Notes due 2026 ("2026 Notes") and net proceeds from an issuance of shares of our common stock. We included the results of Meridian's operations since the Effective Date in our condensed consolidated financial statements.

The following table summarizes the estimated fair values of major classes of assets acquired and liabilities assumed at the Effective Date, based on our valuation assumptions, reconciled to the total consideration transferred.

Assets	(in millions)
Cash, cash equivalents and restricted cash	$484.4
Investments, including restricted investments	180.4
Premiums receivable, net	379.6
Other current assets	146.2
Property, equipment and capitalized software, net	49.3
Goodwill	1,539.4
Other intangible assets, net	622.0
Fair value of total assets acquired	$3,401.3

Liabilities
Medical benefits payable	$534.3
ACA Fee liability	66.5
Other liabilities	280.4
Fair value of liabilities assumed	881.2
Fair value of net assets acquired	$2,520.1

The fair value results from judgments about future events, which reflect certain uncertainties and rely on estimates and assumptions. The judgments used to determine the fair value assigned to each class of assets acquired and liabilities assumed, as well as intangible asset lives, can materially affect our operating results. As of the Effective Date, the expected fair value of all current assets and liabilities approximated their historical cost. As of March 31, 2019, we have preliminarily determined the fair value of assets acquired and liabilities assumed; however, the final fair values may be subject to, (i) the final valuation of intangible assets related to memberships and trade names, (ii) the final assessment and valuation of certain other assets acquired and liabilities assumed, including premiums receivable, property, equipment and capitalized software, medical benefits payable and other liabilities and (iii) the final assessment and valuation of certain income tax amounts. Therefore, the final fair values of the assets acquired and liabilities assumed may vary significantly from our preliminary estimates.

Identifiable intangible assets acquired

Under the Hart-Scott-Rodino Antitrust Improvements Act and other relevant laws and regulations, there were significant limitations on our ability to obtain specific information about Meridian's intangible assets prior to completion of the acquisition in September 2018. As of March 31, 2019, certain of the more significant assumptions inherent in the development of intangible asset fair values, including the following, are preliminary.
•final membership attrition rates;
•final discount rates selected to measure the risks inherent in the future cash flows;

•
key assumptions in the valuation of the acquired technology, including, but not limited to, estimated costs associated with developers' salaries, external direct costs of materials and services; and the estimated time to replace the acquired software applications; and

•working capital adjustments and the assessment of the assets' life cycle, among other key assumptions.

The following table summarizes the preliminary fair values and weighted average useful lives for identifiable intangible assets acquired in the Meridian acquisition as of the Effective Date of the acquisition. These preliminary estimates of fair value and weighted-average useful life may be different from the final acquisition accounting, and the difference could have a material effect on the consolidated financial statements.

	Gross Fair Value (in millions)	Weighted Average Useful Life (in years)
Membership	$406.6	8.1
Tradenames	110.4	4.9
Provider network	8.3	15.0
Technology and other	96.7	5.8
Total	$622.0	7.3

Goodwill

We recorded $1.5 billion for the valuation of goodwill for the excess of the purchase price over the estimated fair value of the net assets acquired. The assignment of goodwill to our respective segments has not been completed at this time. The recorded goodwill related to the acquisition is deductible for tax purposes.

Deferred taxes

The Meridian acquisition included taxable and nontaxable components resulting in differences in amounts recognized for GAAP and tax purposes. In both taxable and nontaxable business combinations, the amounts assigned to the individual assets acquired and liabilities assumed for financial statement purposes are often different from the amounts assigned or carried forward for tax purposes. We recorded a $49.9 million deferred tax liability based on the estimated bases differences.

Goodwill

A summary of changes in our goodwill by reportable segment is as follows for the three months ended March 31, 2019:

	Medicaid Health Plans	Medicare Health Plans	Not assigned(1)	Total
Balance as of December 31, 2018	$274.7	$392.3	$1,560.7	$2,227.7
Acquisition related adjustments	—	—	(21.3)	(21.3)
Balance as of March 31, 2019	$274.7	$392.3	$1,539.4	$2,206.4

(1) Goodwill related to our September 1, 2018 Meridian acquisition is considered preliminary, pending the final allocation of the applicable purchase price. The assignment of goodwill to our respective segments has not been completed at this time.

Unaudited Pro Forma Financial Information

The results of operations and financial condition for the Meridian acquisition have been included in our condensed consolidated financial statements since the Effective Date. The unaudited pro forma financial information presented below reflects our 2018 acquisition of Meridian, assuming the acquisition occurred as of January 1, 2018. Pro forma results are not provided for the three months ended March 31, 2019, as Meridian's operations were included in our results of operations for this time period.

These pro forma results are based on estimates and assumptions and do not reflect any anticipated synergies, efficiencies or other cost savings that we expect to realize from the acquisition. The following unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the acquisition actually consummated at January 1, 2018, or project the future results of the combined company.

Pro Forma - Unaudited
(in millions, except per share data)	Three Months ended March 31, 2018
Total revenues	$5,673.6
Net income	$100.9

Earnings per common share:
Basic	$2.02
Diluted	$2.00

Weighted average common shares outstanding:
Basic	49,890,397
Diluted	50,446,757

The pro forma results presented in the schedule above include adjustments related to the following purchase accounting and other acquisition-related costs:

•	Elimination of historical intangible asset amortization expense and addition of amortization expense based on the current preliminary values of identified intangible assets;

•	Elimination of interest expense associated with retired obligations and addition of interest expense based on debt incurred to finance the Meridian transaction;

•	Elimination of results for Meridian operations not acquired;

•	Elimination of transaction and integration-related costs;

•	Include 5,207,547 shares of our common stock issued to finance the Meridian transaction;

•	Adjustments to align the acquisition to our accounting policies; and

•	Tax effects of the adjustments noted above.

3. SEGMENT REPORTING

On a regular basis, we evaluate discrete financial information and assess the performance of our three reportable segments Medicaid Health Plans, Medicare Health Plans and Medicare PDPs, to determine the most appropriate use and allocation of Company resources.

We allocate premium revenue, medical benefits expense, Medicaid premium taxes, the 2018 ACA industry fee and goodwill to our reportable segments. We do not allocate to our reportable segments any other assets and liabilities, investment and other income, selling, general and administrative expenses ("SG&A"), depreciation and amortization, or interest expense. The Company's decision-makers primarily use premium revenue, medical benefits expense and gross margin to evaluate the performance of our reportable segments.

Our Corporate and Other category includes net investment and other income, SG&A expenses, depreciation, amortization and interest. Also included in this category are results for operating segments that are not individually reportable because they do not meet the quantitative thresholds required by generally accepted accounting principles.

Medicaid Health Plans

Our Medicaid Health Plans segment includes plans for beneficiaries of Temporary Assistance for Needy Families ("TANF"), Supplemental Security Income ("SSI"), Aged Blind and Disabled ("ABD"), Children's Health Insurance Program ("CHIP") and Long-Term Services and Supports ("LTSS") programs, among others. TANF generally provides assistance to low-income families with children. ABD and SSI generally provide assistance to low-income aged, blind or disabled individuals. CHIP provides assistance to qualifying families who are not eligible for Medicaid because their income exceeds the applicable income thresholds. The LTSS program is designed to help people with chronic illnesses or who have disabilities and need health and long-term care services, such as home care or adult day care, to enable them to stay in their homes and communities as long as possible.

Our Medicaid operations in Florida, Illinois and Kentucky individually account for 10% or more of our consolidated premium revenue for the three months ended March 31, 2019. These states and the respective Medicaid premium revenue as a percentage of total consolidated premium revenue are as follows:

	For the Three Months Ended March 31,
	2019	2018
Florida	17%	13%
Illinois	13%	*
Kentucky	10%	15%

*Our Illinois Medicaid health plan accounted for less than 10% of our consolidated premium revenue for the three months ended March 31, 2018.

In July 2018, we received a Notice of Intent to Award a five-year contract from the Florida Department of Health to provide statewide-managed care services to children with medically complex conditions through the Children's Medical Services Managed Care Plan ("CMS Plan"). The five-year contract award began on February 1, 2019; however, this contract is still subject to protest and appeal. Additionally, in April 2018, we received a Notice of Agency Decision from the Florida Agency for Health Care Administration (“AHCA”) to award our subsidiary, Staywell, a new five-year contract to provide managed care services to Medicaid-eligible beneficiaries, including Managed Medical Assistance and Long-Term Care beneficiaries in 10 of 11 regions. As part of the Medicaid Managed Care program, we provide statewide-managed care services to beneficiaries in the Serious Mental Illness Specialty Plan; however, this contract is still subject to protest and appeal. We are one of two managed care plans providing services to the SMI beneficiaries. The new statewide Medicaid Managed Care program began on December 1, 2018.

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

	Medicaid Health Plan	Medicare Health Plan	Medicare PDP	Corporate & Other	Consolidated
For the Three Months Ended March 31, 2019	(in millions)
Premium	$4,473.5	$1,843.1	$288.8	$4.0	$6,609.4
Products and services	—	—	—	115.8	115.8
Total premium and products and services revenues	4,473.5	1,843.1	288.8	119.8	6,725.2

Medical benefits	4,022.7	1,548.2	258.4	2.4	5,831.7
Costs of products and services	—	—	—	111.8	111.8
ACA industry fee	—	—	—	—	—
Medicaid premium taxes	31.7	—	—	—	31.7
Total gross margin expenses	4,054.4	1,548.2	258.4	114.2	5,975.2

Gross margin	419.1	294.9	30.4	5.6	750.0

Investment and other income	—	—	—	37.0	37.0
Other expenses	—	—	—	(602.9)	(602.9)
Income from operations	$419.1	$294.9	$30.4	$(560.3)	$184.1

For the Three Months Ended March 31, 2018
Premium	$2,809.9	$1,556.5	$259.9	$—	$4,626.3
Products and services	—	—	—	—	—
Total premium and products and services revenues	2,809.9	1,556.5	259.9	—	4,626.3

Medical benefits	2,424.4	1,307.1	230.5	—	3,962.0
Costs of products and services	—	—	—	—	—
ACA industry fee	49.3	27.6	4.6	—	81.5
Medicaid premium taxes	32.1	—	—	—	32.1
Total gross margin expenses	2,505.8	1,334.7	235.1	—	4,075.6

Gross margin (1)	304.1	221.8	24.8	—	550.7

Investment and other income	—	—	—	19.9	19.9
Other expenses (2)	—	—	—	(409.4)	(409.4)
Income from operations	$304.1	$221.8	$24.8	$(389.5)	$161.2

(1)
Effective July 1, 2018, the Company redefined gross margin as total revenues less investment and other income, medical expenses, cost of products and services, the ACA industry fee expense, and Medicaid premium tax expense. Accordingly, results for the three months ended March 31, 2018 were adjusted to include Medicaid premium taxes, which decreased gross margin by $32.1 million.

(2)
Effective July 1, 2018, other expenses include SG&A expenses, depreciation, amortization and interest. Accordingly, results for the three months ended March 31, 2018 were adjusted to exclude Medicaid premium taxes, which decreased other expenses by $32.1 million.

4. EQUITY AND EARNINGS PER SHARE

Issuance of Common Stock

In August 2018, we completed a public offering of our common stock and issued 5,207,547 shares of our common stock, at an offering price of $265.00 per share. The net proceeds from the offering were approximately $1.3 billion, after deducting underwriting discounts and offering costs of approximately $37.7 million. We used the net proceeds to fund a portion of the acquisition of Meridian.

Earnings per Common Share

We compute basic earnings per common share on the basis of the weighted-average number of unrestricted common shares outstanding. We compute diluted earnings per common share on the basis of the weighted-average number of unrestricted common shares outstanding plus the dilutive effect of our stock-based compensation awards using the treasury stock method.

The calculation of the weighted-average common shares outstanding — diluted is as follows:

	For the Three Months Ended March 31,
	2019	2018

Weighted-average common shares outstanding — basic	50,100,509	44,605,892
Dilutive effect of outstanding stock-based compensation awards	741,795	590,235
Weighted-average common shares outstanding — diluted	50,842,304	45,196,127
Anti-dilutive stock-based compensation awards excluded from computation	67,130	277,390

5. INVESTMENTS

The Company considers all of its investments as available-for-sale securities. Excluding restricted cash, cash equivalents and investments, the amortized cost, gross unrealized gains or losses and estimated fair value of short-term and long-term investments by security type are summarized in the following tables.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2019
Debt securities:
Asset-backed securities	$154.2	$0.2	$(0.3)	$154.1
Corporate debt securities	1,127.9	3.5	(2.7)	1,128.7
Municipal securities	197.1	2.7	(0.1)	199.7
Residential mortgage-backed securities	10.1	—	(0.1)	10.0
Short-term time deposits	237.5	—	—	237.5
Government and agency obligations	9.2	—	(0.1)	9.1
Other securities	62.0	—	—	62.0
Total debt securities	1,798.0	6.4	(3.3)	1,801.1
Equity securities(1)	225.1	—	—	225.1
Total	$2,023.1	$6.4	$(3.3)	$2,026.2
December 31, 2018
Asset-backed securities	$144.7	$—	$(0.5)	$144.2
Corporate debt securities	943.0	0.5	(10.1)	933.4
Municipal securities	199.6	0.6	(0.9)	199.3
Residential mortgage-backed securities	7.2	—	(0.2)	7.0
Short-term time deposits	242.2	—	—	242.2
Government and agency obligations	44.9	—	(0.1)	44.8
Other securities	72.5	—	(0.1)	72.4
Total(1)	$1,654.1	$1.1	$(11.9)	$1,643.3

(1) Investments in equity securities primarily consists of exchange traded funds in fixed income and preferred and hybrid securities. Equity securities were not material as of December 31, 2018.

Contractual maturities of debt securities at March 31, 2019 are as follows:

	Amortized Cost	Fair Value
Due in one year or less	$889.6	$889.7
Due after one year through five years	571.6	573.2
Due after five years through ten years	147.3	149.1
Due after ten years	13.1	12.9
Asset-backed and mortgage-backed securities	176.4	176.2
Total	$1,798.0	$1,801.1

Actual maturities may differ from contractual maturities due to the exercise of pre-payment options.

We sold available-for-sale investments totaling $420.6 million and $80.2 million during the three months ended March 31, 2019 and 2018, respectively. Realized gains and losses resulting from sales and redemptions of our available-for-sale investments were immaterial for all periods presented. Additionally, we did not realize any other-than-temporary impairment during any of these periods.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2019
Cash	$12.8	$—	$—	$12.8
Money market funds	86.2	—	—	86.2
U.S. government securities and other	175.6	—	(0.3)	175.3
Total	$274.6	$—	$(0.3)	$274.3
December 31, 2018
Cash	$11.3	$—	$—	$11.3
Money market funds	51.4	—	—	51.4
U.S. government securities and other	172.5	—	(0.5)	172.0
Total	$235.2	$—	$(0.5)	$234.7

Realized gains and losses on sales and redemptions of our restricted cash, cash equivalents and investments were not material for all periods presented.

7. STOCK-BASED COMPENSATION

Our Compensation Committee awards certain equity-based compensation under our stock plans, including restricted stock units ("RSUs") and performance stock units ("PSUs"). Compensation expense related to our stock-based compensation awards was $22.8 million and $12.1 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was $121.0 million of unrecognized compensation cost related to unvested stock-based compensation arrangements that is expected to be recognized over a weighted-average period of 2 years. The unrecognized compensation cost for certain of our PSUs, which are subject to variable accounting, was determined based on our closing common stock price of $269.75 as of March 29, 2019 and amounted to approximately $33.9 million of the total unrecognized compensation cost. Due to the nature of the accounting for these awards, future compensation cost will fluctuate based on changes in our common stock price. We estimate stock-based compensation expense based on awards ultimately expected to vest over the related service period (generally the vesting period) of the award, or to an employee’s eligible retirement date under the award agreement, if earlier. We make assumptions of forfeiture rates at the time of grant and continuously reassess our assumptions based on actual forfeiture experience.

A summary of RSU and PSU award activity, at target, for the three months ended March 31, 2019, is presented in the table below. For our PSUs, shares attained over target upon vesting are reflected as awards granted during the period, while shares canceled due to vesting below target are reflected as awards forfeited during the period.

	RSUs	PSUs	Total
Outstanding as of January 1, 2019	253,235	606,708	859,943
Granted	99,434	347,539	446,973
Vested	(99,668)	(351,648)	(451,316)
Forfeited	(2,372)	(8,276)	(10,648)
Outstanding as of March 31, 2019	250,629	594,323	844,952

The weighted-average grant-date fair value of all equity awards granted during the three months ended March 31, 2019 was $205.27.

Refer to Note 2 - Summary of Significant Accounting Policies and Note 15 - Stock-based Compensation to the consolidated financial statements included in our 2018 Form 10-K for additional information regarding our equity-compensation awards and related compensation cost measurement.

8. DEBT

The following table summarizes our outstanding debt obligations and their classification in the accompanying condensed consolidated balance sheets (in millions):

	March 31, 2019	December 31, 2018
Long-term debt, net:
5.25% Senior Notes, due April 1, 2025	$1,200.0	$1,200.0
5.375% Senior Notes, due August 15, 2026	750.0	750.0
Revolving Credit Facility	200.0	200.0
Debt issuance costs	(22.7)	(23.6)
Total long-term debt, net	$2,127.3	$2,126.4

Senior Notes

In August 2018, we completed the offering and sale of 5.375% unsecured senior notes due 2026 in the aggregate principal amount of $750.0 million (the “2026 Notes”). The aggregate net proceeds from the issuance of the 2026 Notes were used to fund a portion of the cash consideration for our acquisition of Meridian.

In March 2017, we completed the offering and sale of 5.25% unsecured senior notes due 2025 in the aggregate principal amount of $1,200.0 million (the “2025 Notes”). The aggregate net proceeds from the issuance of the 2025 Notes were primarily used to redeem the full $900.0 million aggregate principal amount of our 5.75% unsecured senior notes (the "2020 Notes") on April 7, 2017, and for general corporate purposes, including organic growth and working capital.

The 2026 Notes and 2025 Notes are classified as long-term debt in our condensed consolidated balance sheet at March 31, 2019, based on their maturity date. Refer to Note 10 - Debt to the consolidated financial statements included in our 2018 Form 10-K for additional information regarding these 2026 Notes and 2025 Notes, including applicable covenants.

Revolving Credit Facility

In January 2016, we entered into a credit agreement, which provided for a senior unsecured revolving loan facility (the "Revolving Credit Facility"). In July 2018, this credit agreement was amended and restated (“Amended and Restated Credit Agreement”) to increase the aggregate principle amount available under our Revolving Credit Facility from $1.0 billion to $1.3 billion, extend the maturity date for borrowings under the Revolving Credit Facility from January 2021 to July 2023 and decrease the applicable margins for borrowings under the Revolving Credit Facility, as calculated in accordance with the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement also includes an accordion feature which allows the Company to increase the total commitments under the Revolving Credit Facility by up to an additional $500 million, subject to certain conditions.

Unutilized commitments under the Amended and Restated Credit Agreement are subject to a fee of 0.20% to 0.30% depending upon our ratio of total debt to consolidated EBITDA, as calculated in accordance with the Amended and Restated Credit Agreement.

As of March 31, 2019, $200.0 million was outstanding under the Revolving Credit Facility, which was drawn during the third quarter of 2018 to fund a portion of the Meridian acquisition in September 2018. These borrowings are classified as long-term debt in accordance with the contractual terms of the Amended and Restated Credit Agreement.

Subsequent to the balance sheet date, in April 2019, an additional $140.0 million was drawn on our Revolving Credit Facility for general corporate purposes, including organic growth and working capital.

As of March 31, 2019, and the date of this filing, we were in compliance with all covenants under the 2026 Notes, the 2025 Notes and the Amended and Restated Credit Agreement.

9. FAIR VALUE MEASUREMENTS

Our condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, investments, receivables, accounts payable, medical benefits payable, long-term debt, including any current portion of long-term debt, and other liabilities. We consider the carrying amounts of cash and cash equivalents, receivables, other current assets and current liabilities to approximate their fair value due to the short period of time between the origination of these instruments and the expected realization or payment. Certain assets and liabilities are measured at fair value on a recurring basis and are disclosed below. These assets and liabilities are classified into one of three levels of a hierarchy defined by GAAP. For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see the consolidated financial statements and notes thereto included in our 2018 Form 10-K.

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis at March 31, 2019 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Debt securities:
Asset-backed securities	$154.1	$—	$154.1	$—
Corporate debt securities	1,128.7	—	1,128.7	—
Municipal securities	199.7	—	199.7	—
Residential mortgage-backed securities	10.0	—	10.0	—
Short-term time deposits	237.5	—	237.5	—
Government and agency obligations	9.1	9.1	—	—
Other securities	62.0	49.7	12.3	—
Total debt securities	1,801.1	58.8	1,742.3	—
Equity securities(1)	225.1	220.9	4.2	—
Total investments	$2,026.2	$279.7	$1,746.5	$—
Restricted cash, cash equivalents and investments:
Cash	$12.8	$12.8	$—	$—
Money market funds	86.2	86.2	—	—
U.S. government securities and other	175.3	175.1	0.2	—
Total restricted cash, cash equivalents and investments	$274.3	$274.1	$0.2	$—

(1) Investments in equity securities primarily consists of exchange traded funds in fixed-income and preferred and hybrid securities.

Assets and liabilities measured at fair value on a recurring basis at December 31, 2018 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset-backed securities	$144.2	$—	$144.2	$—
Corporate debt securities	933.4	—	933.4	—
Municipal securities	199.3	—	199.3	—
Residential mortgage-backed securities	7.0	—	7.0	—
Short-term time deposits	242.2	—	242.2	—
Government and agency obligations	44.8	44.8	—	—
Other securities	72.4	49.8	22.6	—
Total Investments(1)	$1,643.3	$94.6	$1,548.7	$—
Restricted cash, cash equivalents and investments:
Cash	$11.3	$11.3	$—	$—
Money market funds	51.4	51.4	—	—
U.S. government securities and other	172.0	171.8	0.2	—
Total restricted cash, cash equivalents and investments	$234.7	$234.5	$0.2	$—

 (1) Equity securities were not material as of December 31, 2018.

The following table presents the carrying value and fair value of our long-term debt outstanding as of March 31, 2019 and December 31, 2018:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term debt - March 31, 2019	2,127.3	2,034.7	200.0	—
Long-term debt - December 31, 2018	2,126.4	1,885.2	200.0	—

The fair value of our 2026 Notes and 2025 Notes were determined based on quoted market prices; therefore, would be classified within Level 1 of the fair value hierarchy. The fair value of obligations outstanding under our Revolving Credit Facility, as of March 31, 2019 and December 31, 2018, approximated the carrying value and would be classified within Level 2 of the fair value hierarchy.

10. MEDICAL BENEFITS PAYABLE

A reconciliation of the beginning and ending balances of medical benefits payable, by segment, is as follows:

	For the three months ended March 31, 2019
	Medicaid Health Plans	Medicare Health Plans	Medicare PDPs	Corporate and other (2)	Consolidated
Beginning balance (1)	$2,012.8	$823.5	$59.1	$2.0	$2,897.4
Acquisitions	—	—	—	—	—

Medical benefits incurred related to:
Current year	4,182.7	1,612.7	284.7	3.2	6,083.3
Prior years	(160.0)	(64.5)	(26.3)	(0.8)	(251.6)
Total	4,022.7	1,548.2	258.4	2.4	5,831.7

Medical benefits paid related to:
Current year	(2,769.2)	(936.4)	(187.7)	(1.4)	(3,894.7)
Prior years	(1,147.9)	(451.7)	(21.6)	(0.6)	(1,621.8)
Total	(3,917.1)	(1,388.1)	(209.3)	(2.0)	(5,516.5)
Ending balance (1)	$2,118.4	$983.6	$108.2	$2.4	$3,212.6

(1) The Medicaid Health Plans and Consolidated beginning and ending balances for 2019 include a premium deficiency reserve for our Illinois Medicaid programs ("Illinois PDR"), which amounted to $6.6 million and $16.1 million at March 31, 2019 and December 31, 2018, respectively. See Note 2 - Summary of Significant Accounting Policies in our 2018 Form 10-K for further discussion.
(2) The Corporate and Other category includes operating segments that are not individually reportable because they do not meet the quantitative thresholds required by generally accepted accounting principles.

	For the three months ended March 31, 2018
	Medicaid Health Plans	Medicare Health Plans	Medicare PDPs	Corporate and other	Consolidated
Beginning balance (1)	$1,373.2	$722.5	$50.6	$—	$2,146.3
Acquisitions	—	—	—	—	—

Medical benefits incurred related to:
Current year	2,523.8	1,383.1	256.9	—	4,163.8
Prior years	(99.4)	(76.0)	(26.4)	—	(201.8)
Total	2,424.4	1,307.1	230.5	—	3,962.0
					—
Medical benefits paid related to:
Current year	(1,659.4)	(859.9)	(218.0)	—	(2,737.3)
Prior years	(758.6)	(389.3)	(12.8)	—	(1,160.7)
Total	(2,418.0)	(1,249.2)	(230.8)	—	(3,898.0)
Ending balance (1)	$1,379.6	$780.4	$50.3	$—	$2,210.3

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

Medical benefits payable developed favorably by approximately $251.6 million and $201.8 million for the three months ended March 31, 2019 and 2018, respectively. The release of the provision for moderately adverse conditions included in our prior year estimates was substantially offset by the provision for moderately adverse conditions established for claims incurred in the current year. Accordingly, the favorable development in our estimate of medical benefits payable related to claims incurred in prior years does not directly correspond to a decrease in medical benefits expense recognized during the period in which the favorable development is recognized.

Excluding the prior year development related to the release of the provision for moderately adverse conditions, our estimates of consolidated medical benefits payable developed favorably by approximately $108.2 million and $71.5 million for the three months ended March 31, 2019 and 2018, respectively. Such amounts are net of the development relating to refunds due to government customers with minimum loss ratio provisions. The net favorable development recognized in both 2019 and 2018 resulted primarily due to a number of operational and clinical initiatives planned and executed, that contributed to lower than expected pharmacy and medical trends, and actual claim submission time being faster than we originally assumed (i.e., our completion factors were higher than we originally assumed) in establishing our medical benefits payable in the prior years. This development does not directly correspond to an increase in our current year operating results as these reductions were offset by estimated current period medical benefits expense when we established our estimate of the current year medical benefits payable. Both completion factor and medical trend assumptions are influenced by utilization levels, unit costs, mix of business, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, our ability and practices to manage medical and pharmaceutical costs, claim submission patterns and operational changes resulting from business combinations, among others. Our actual costs were ultimately less than expected.

Our Meridian acquisition in September 2018 resulted in an increase to medical benefits payable as of the acquisition date. See Note 2 - Centene Plan of Merger and Acquisitions, for additional information on the Meridian acquisitions.

11. LEASES

In determining whether a contract contains a lease, we assess whether the arrangement meets all three of the following criteria: 1) there is an identified asset; 2) we have the right to obtain substantially all the economic benefits from use of the identified asset; and 3) we have the right to direct the use of the identified asset. This involves evaluating whether we have the right to operate the asset or to direct others to operate the asset in a manner that it determines without the supplier having the right to change those operating instructions, as well as evaluating our involvement in the design of the asset.
We have right-of-use assets and liabilities for non-cancelable operating leases primarily for office space, data centers and other equipment. Our leases have remaining lease terms up to approximately 14 years. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
For the three months ended March 31, 2019 operating lease expense of $17.4 million, was recorded as SG&A expense in our condensed consolidated statement of comprehensive income.
Balance sheet information related to our operating leases was as follows:

	Classification	March 31, 2019
Assets:
Right of use assets	Other assets	$249.9

Liabilities:
Current	Accounts payable and accrued expenses	$32.9
Noncurrent	Other liabilities	235.6
Total liabilities		$268.5

Maturities of our operating lease liabilities are as follows:

Maturity of Operating Lease Liabilities	March 31, 2019
2019 (remaining)	$33.5
2020	44.9
2021	44.4
2022	40.4
2023	37.2
2024	34.9
Thereafter	114.7
Total lease payments	$350.0
Less: imputed interest	$81.5
Present value of lease liabilities	$268.5

As of March 31, 2019 the weighted-average remaining lease term was 8.5 years. Our lease agreements do not provide a readily determinable implicit rate nor is it available to us from our lessors. Instead, we estimate our incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value. The weighted-average discount rate of our operating leases was 5.9%, as of March 31, 2019.

Supplemental cash flow information related to our operating leases is as follows:

Three Months Ended March 31, 2019
Cash paid for operating leases	$11.6
Leased assets obtained in exchange for new operating lease liabilities	10.4

12. INCOME TAXES

Our effective income tax rate on pre-tax income was 18.1% for the three months ended March 31, 2019 compared with 35.8% for the three months ended March 31, 2018. The year-over-year decrease was primarily driven by the one-year moratorium on the non-deductible ACA industry fee for 2019 and higher excess tax benefits resulting from the settlement of stock-compensation awards in 2019.

There were no significant changes to unrecognized tax benefits for the three months ended March 31, 2019. Our unrecognized tax benefits are not expected to change significantly during the next 12 months.

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

In accordance with ASC 360-10, Property, Plant and Equipment and ASC 205-20, Presentation of Financial Statements—Discontinued Operations, the Traditional Insurance business has been reported in discontinued operations in this 2019 Form 10-Q.

The following table summarizes the total assets and liabilities of our discontinued operations:

	March 31, 2019	December 31, 2018
	(in millions)
Assets
Cash and cash equivalents	$0.5	$0.1
Investments	40.6	42.8
Reinsurance recoverables	165.7	170.2
Other assets	0.4	0.5
Total Assets	$207.2	$213.6

Liabilities
Reserves and other policy liabilities	$166.1	$166.9
Other liabilities	41.1	46.7
Total liabilities	$207.2	$213.6

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

In connection with these matters, we have advanced to the five individuals legal fees and related expenses from the inception of the investigations through March 31, 2019, the cumulative amounts of which has not changed materially from

December 31, 2018. We expense these costs as incurred and classify the costs as SG&A expense incurred in connection with the investigations and related matters.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Form 10-Q for the quarterly period ended March 31, 2019 ("2019 Form 10-Q"), which are not historical fact may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Such statements, which may address, among other things, our financial outlook, the timing of the launch of new programs, pending new Medicaid contracts, the appropriation and payment to us by state governments of Medicaid premiums receivable, approval, financial and other effects of the proposed acquisition of us (the "Centene Transaction") by Centene Corporation ("Centene"), rate changes, market acceptance of our products and services, our ability to finance growth opportunities, our ability to respond to changes in laws and government regulations, including any repeal, replacement or modification of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA"), implementation of our growth strategies, projected capital expenditures, liquidity and the availability of additional funding sources may be found in this Item of this 2019 Form 10-Q and elsewhere in this report generally. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "targets," "predicts," "potential," "continues" or the negative of such terms or other comparable terminology. Forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. Please refer to the Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 ("2018 Form 10-K") and in Part II, Item 1A of this 2019 Form 10-Q. These forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, as they are based on management's expectations and beliefs about future events and circumstances. Given the risks and uncertainties inherent in forward-looking statements, any of our forward-looking statements could be incorrect and investors are cautioned not to place undue reliance on any of our forward-looking statements. Subsequent events and developments may cause actual results to differ, perhaps materially, from our forward-looking statements. We undertake no duty and expressly disclaim any obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

In addition, the risks and uncertainties include, but are not limited to

•	failure to complete the Centene Transaction could have material adverse effects on our business, results of operations, financial condition and cash flows;

•
our ability to pursue alternatives to the Centene Transaction is limited by provisions in the Merger Agreement (as defined herein), which could discourage a potential competing acquiror of us from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay substantial termination fees to Centene;

•
the Centene Transaction is subject to the expiration or termination of applicable waiting periods and the receipt of approvals, consents or clearances from regulatory authorities that may impose conditions that could have an adverse effect on us or, if not obtained, could prevent completion of the Centene Transaction;

•
we are subject to business uncertainties and contractual restrictions while the Centene Transaction is pending, which could materially adversely affect our business, results of operations, financial condition and cash flows;

•
uncertainties associated with the Centene Transaction may cause a loss of management personnel and other key employees, and we may have difficulty attracting and motivating management personnel and other key employees which could materially adversely affect our business, results of operations, financial condition and cash flows;

•	our progress on top priorities such as integrating care management, advocating for our members, building advanced relationships with providers and government partners;

•	delivering prudent, profitable growth; and

•
our ability to effectively identify, execute and integrate acquisitions and performance of our acquisitions once acquired, including the ability to achieve expected synergies of the Meridian acquisition within the expected time frames or at all, the ability to achieve accretion to WellCare’s earnings, revenues or other benefits expected, disruption to business relationships, operating results, and business generally of WellCare and/or Meridian and the ability to retain Meridian employees, and our ability to address operational challenges relating to the integration of Meridian with our existing business.

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

OVERVIEW

Introduction

WellCare Health Plans, Inc. (the "Company," "we," "us," or "our") focuses primarily on providing government-sponsored managed care services to families, children, seniors and individuals with complex medical needs primarily through Medicaid, Medicare Advantage ("MA") and Medicare Prescription Drug Plans ("PDP"), as well as individuals in the Health Insurance Marketplace. As of March 31, 2019, we served approximately 6.3 million members nationwide. As of March 31, 2019, we operated Medicaid health plans, including states where we receive Medicaid premium revenues associated with dually eligible special needs plans, in Arizona, Florida, Georgia, Hawaii, Illinois, Kentucky, Michigan, Missouri, Nebraska, New Jersey, New York, South Carolina and Texas.

As of March 31, 2019, we also operated MA coordinated care plans ("CCPs") in Alabama, Arizona, Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Kentucky, Louisiana, Maine, Michigan, Mississippi, New Jersey, New York, North Carolina, Ohio, South Carolina, Tennessee and Texas, as well as stand-alone Medicare PDP nationwide.

Summary of Consolidated Financial Results

Summarized below are the key highlights for the three months ended March 31, 2019. For additional information, refer to "Results of Operations" below, which discusses both consolidated and segment results.

▪
Membership at March 31, 2019 increased by 2.0 million, or 47.4%, compared with March 31, 2018. The increase was primarily driven by Meridian as well as organic growth in our Medicare PDP and Medicare Health Plans segments.

▪
Premiums increased 42.9% for the three months ended March 31, 2019, compared with the same period in 2018, reflecting our acquisition of Meridian in September 2018, additional members in our Florida and Arizona Medicaid health plans, and organic growth in our Medicare Health Plans and Medicare PDP segments. These increases were partially offset by the 2019 ACA Fee Moratorium (discussed in Key Development and Accomplishments below).

▪
Net Income increased $49.7 million for the three months ended March 31, 2019, compared with the same period in 2018, primarily driven by organic growth, continued improvement in operation execution across all segments and the acquisition of Meridian in September 2018.

Key Developments and Accomplishments

Presented below are key developments and accomplishments relating to progress on our business strategy that have affected, or are expected to affect, our results:

•
On March 26, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Centene under which Centene will acquire us for a combination of cash and stock. Under the terms of the Merger Agreement, our shareholders will receive $120.00 in cash and 3.38 shares of Centene common stock for each share of our common stock. The proposed transaction is subject to customary closing conditions, including, but not limited to, the approval of the Merger Agreement by our stockholders, the approval of the share issuance of Centene stock by Centene’s stockholders, and the receipt of U.S. federal antitrust clearance and certain other required regulatory approvals. The transaction is expected to close in the first half of 2020.

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

•
Effective January 1, 2019, Congress approved a one-year moratorium of the ACA industry fee for 2019 ("2019 ACA Fee Moratorium"), which also eliminated the Medicaid ACA industry fee reimbursement from our state government partners for 2019.

•
In November 2018, we completed the asset purchase of Aetna Inc.'s ("Aetna") entire standalone Medicare Part D prescription drug plan membership ("Aetna Part D membership") for total approximate consideration of $107.2 million in cash, which is subject to certain true-up provisions. Per the terms of the agreements, Aetna will provide administrative services to, and retain financial risk of, the acquired Aetna Part D membership through 2019. Therefore, the Aetna Part D membership will be excluded from our membership and results of operations until January 1, 2020.

•
In September 2018, we completed the acquisition of Meridian for approximately $2.5 billion in cash. As a result of this transaction, we expanded our Medicaid portfolio through the addition of Michigan; expanded our Medicaid presence in Illinois; and acquired an integrated PBM platform. Meridian also serves MA members in Illinois, Indiana, Michigan and Ohio, as well as Health Insurance Marketplace members in Michigan.

•
In July 2018, we received a Notice of Intent to Award a contract from the Florida Department of Health to provide statewide-managed care services to children with medically complex conditions through the Children's Medical Services Managed Care Plan ("CMS Plan"). The five-year contract award began on February 1, 2019; however, this contract is still subject to protest and appeal. Additionally, in April 2018, we received a Notice of Agency Decision from the Florida Agency for Health Care Administration (“AHCA”) to award our subsidiary, Staywell, a new five-year contract to provide managed care services to Medicaid-eligible beneficiaries, including Managed Medical Assistance and Long-Term Care beneficiaries in 10 of 11 regions. As part of the Medicaid Managed Care program, we provide statewide-managed care services to beneficiaries in the Serious Mental Illness Specialty Plan; however, this contract is still subject to protest and appeal. We are one of two managed care plans providing services to the SMI beneficiaries. The new statewide Medicaid Managed Care program began on December 1, 2018.

RESULTS OF OPERATIONS

Condensed Consolidated Financial Results

The following tables set forth condensed consolidated statements of operations data, as well as other key data used in our results of operations discussion for the three months ended March 31, 2019, compared with the same period in 2018.

	For the Three Months Ended March 31,		Percentage
	2019	2018	Change
Revenues:	(Dollars in millions)
Premium	$6,609.4	$4,626.3	42.9%
Products and services	115.8	—	100.0%
Investment and other income	37.0	19.9	85.9%
Total revenues	6,762.2	4,646.2	45.5%

Expenses:
Medical benefits	5,831.7	3,962.0	47.2%
Costs of products and services	111.8	—	100.0%
Selling, general and administrative	503.8	355.9	41.6%
ACA industry fee	—	81.5	100.0%
Medicaid premium taxes	31.7	32.1	(1.2)%
Depreciation and amortization	69.6	36.4	91.2%
Interest	29.5	17.1	72.5%
Total expenses	6,578.1	4,485.0	46.7%
Income before income taxes and equity in losses of unconsolidated subsidiaries	184.1	161.2	14.2%
Equity in earnings (losses) of unconsolidated subsidiaries	0.8	(2.7)	129.6%
Income before income taxes	184.9	158.5	16.7%
Income tax expense	33.5	56.8	(41.0)%
Net income	$151.4	$101.7	48.9%
Effective tax rate	18.1%	35.8%	(17.7)%

Membership

In the following tables, we have summarized membership for our business segments in each state that exceeded 5% of our total membership, as well as all other states in the aggregate, as of March 31, 2019 and 2018, respectively.

	March 31, 2019
State	Medicaid Health Plans(1)	Medicare Health Plans(1)	Medicare PDPs	Total Membership	Percentage of Total
Florida	1,008,000	104,000	65,000	1,177,000	18.7%
Illinois	801,000	27,000	57,000	885,000	14.0%
Michigan	502,000	22,000	57,000	581,000	9.2%
Georgia	492,000	52,000	24,000	568,000	9.0%
Kentucky	445,000	14,000	33,000	492,000	7.8%
Other states	873,000	339,000	1,394,000	2,606,000	41.3%
Health Insurance Marketplace(2)	—	—	—	7,000	0.1%
Total	4,121,000	558,000	1,630,000	6,316,000	100.0%

	March 31, 2018
State	Medicaid Health Plans(1)	Medicare Health Plans(1)	Medicare PDPs	Total Membership	Percentage of Total
Florida	744,000	97,000	30,000	871,000	20.3%
Georgia	515,000	49,000	16,000	580,000	13.5%
Kentucky	459,000	12,000	22,000	493,000	11.5%
Missouri	281,000	—	15,000	296,000	6.9%
New York	149,000	88,000	54,000	291,000	6.8%
Illinois	123,000	16,000	35,000	174,000	4.1%
Other states	434,000	244,000	901,000	1,579,000	36.9%
Total	2,705,000	506,000	1,073,000	4,284,000	100.0%

(1) Medicaid Health Plans and Medicare Health Plans membership includes members who are dually-eligible and participate in both our Medicaid and Medicare programs. The dually-eligible membership was 74,000 and 51,000 of our Medicaid and Medicare membership as of March 31, 2019 and 2018, respectively.
(2) Health Insurance Marketplace, included in our Corporate and Other category as it does not meet the quantification thresholds required by generally accepted accounting principles and therefore not individually reportable, includes members from Michigan. Total Michigan membership is 588,000 members.

As of March 31, 2019, membership increased approximately 2.0 million members, or 47.4%, compared with March 31, 2018. Membership discussion by segment follows:

•
Medicaid Health Plans. Membership increased by 1.4 million year-over-year, or 52.3%, to 4.1 million members as of March 31, 2019. The increase was primarily driven by the acquisition of Meridian in September 2018, as well as organic membership growth primarily in our Florida and Arizona Medicaid health plans. These increases were partially offset by net eligibility decreases in certain of our Medicaid markets.

•	Medicare Health Plans. Membership as of March 31, 2019 increased by 52,000 year-over-year, or 10.3%, to 558,000 members. The increase is a result of the acquisition of Meridian and organic growth.

•
Medicare PDPs. Membership as of March 31, 2019 increased 557,000 year-over-year, or 51.9%, to 1.6 million members. The increase was primarily the result of organic growth through a new enhanced product offering in 2019.

Premium Revenue

Premium revenue increased by approximately $2.0 billion, or 42.9%, for the three months ended March 31, 2019, compared with the same period in 2018, reflecting our acquisition of Meridian in September 2018, additional members in our Florida and Arizona Medicaid health plans and organic growth in both our Medicare Health Plans and Medicare PDP segments. The increase was partially offset by the effect of the 2019 ACA Fee Moratorium.

Medical Benefits Expense

Medical benefits expense increased by approximately $1.9 billion, or 47.2%, for the three months ended March 31, 2019, compared with the same period in 2018, primarily driven by the acquisition of Meridian in September 2018, additional members in our Florida and Arizona Medicaid health plans and organic growth in our Medicare Health Plans segment.

Selling, General and Administrative ("SG&A") Expense

For the three months ended March 31, 2019 and 2018, when applicable, SG&A expense included certain transaction and integrations-related costs associated with our proposed acquisition by Centene, our acquisition of Aetna membership in December 2018, our acquisition of Meridian in September 2018 and our acquisition of Universal American in April 2017 ("transaction and integration costs"). These costs include severance payments, technology integration costs, advisory, legal and other professional fees that are reflected in SG&A expense in our condensed consolidated statements of comprehensive income. Additionally, for the three months ended March 31, 2018, SG&A expense under GAAP includes aggregate costs related to previously disclosed government investigations and related litigation and resolution costs ("investigation costs"). Refer to Note 14 - Commitments and Contingencies within the condensed consolidated financial statements included in this 2019 Form 10-Q for additional discussion of these investigation costs. Although the above items may recur, we believe that by providing non-GAAP measurements exclusive of these items, we facilitate period-over-period comparisons and provide additional clarity about events and trends affecting our core operating performance, as well as providing comparability to competitor results. The investigation costs are related to a discrete incident, which we do not expect to reoccur. The transaction and integration costs are related to specific events, which do not reflect the underlying ongoing performance of our business. The non-GAAP financial measures should be considered in addition to, but not as a substitute for, or superior to, financial measures prepared in accordance with GAAP. Below is a reconciliation of these non-GAAP measures with the most directly comparable financial measure calculated in accordance with GAAP.

The reconciliation of SG&A expense, including and excluding such costs, is as follows:

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
SG&A expense (GAAP)	$503.8	$355.9
Adjustments:
Investigation costs	—	(0.1)
Transaction and integration costs	(9.8)	(2.7)
Adjusted SG&A expense (non-GAAP)	$494.0	$353.1
SG&A ratio (GAAP) (1) (3)	7.5%	7.7%
Adjusted SG&A ratio (non-GAAP) (2) (3)	7.3%	7.8%

(1) SG&A expense, as a percentage of total revenues.
(2) Adjusted SG&A expense, as a percentage of total revenues, excluding Medicaid premium tax reimbursement and Medicaid ACA industry fee reimbursements. Because reimbursements for Medicaid premium tax and ACA industry fee are both included in the premium rates or reimbursement established in certain of our Medicaid contracts and recognized separately as a component of expense, we exclude these reimbursements from total revenue when calculating key ratios as we believe that these components are not indicative of operating performance.
(3) Effective July 1, 2018, the Company redefined our SG&A ratio (GAAP) to be a percentage of total revenues. Adjusted SG&A ratio was redefined to be a percentage of total revenues excluding Medicaid premium tax reimbursement and Medicaid ACA industry fee reimbursement. Accordingly, results for the three months ended March 31, 2018 were adjusted to conform to this presentation. Our SG&A ratio (GAAP) and our Adjusted SG&A ratio for the three months ended March 31, 2018 did not change from the results previously reported.

Our SG&A expense, for the three months ended March 31, 2019, increased approximately $147.9 million, compared with the same period in 2018. The increase was primarily the result of our acquisition of Meridian in September 2018, staffing and infrastructure costs to support organic growth and variable long-term management incentive compensation. Our SG&A ratio decreased 20 basis points for the three months ended March 31, 2019, compared with the same period in 2018 reflecting leverage in our SG&A on a higher revenue base as a result of our acquisition of Meridian in September 2018 and continued organic growth.

Our Adjusted SG&A expense, for the three months ended March 31, 2019, increased approximately $140.9 million, compared with the same period in 2018. This increase was primarily the result of our acquisition of Meridian in September 2018, staffing and infrastructure costs to support organic growth and variable long-term management incentive compensation. Our Adjusted SG&A ratio decreased 50 basis points for the three months ended March 31, 2019, compared with the same period in 2018 reflecting leverage in our SG&A on a higher revenue base as a result of our acquisition of Meridian in September 2018 and continued organic growth.

Income Tax Expense

Income tax expense for the three months ended March 31, 2019, decreased $23.3 million, or 41%, compared with the same period in 2018. The effective tax rate, for the three months ended March 31, 2019, decreased to 18.1%, compared with 35.8% for the same period in 2018. The decrease in income tax expense and the effective tax rate is primarily driven by the effect of the 2019 ACA Fee Moratorium, partially offset by higher earnings before tax. The ACA industry fee, which was nondeductible for tax purposes, had the effect of increasing our income tax rate in 2018.

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

For further information regarding premium revenues and medical benefits expense, please refer to "Premium Revenue Recognition and Premiums Receivable," and " Estimating Medical Benefits Expense and Medical Benefits Payable" in Part II – Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, under "Critical Accounting Estimates" in our 2018 Form 10-K.

Reconciling Segment Results

The following table reconciles our reportable segment results to income from operations, as reported in accordance with GAAP.

	For the Three Months Ended March 31,		Percentage
	2019	2018	Change
	(Dollars in millions)
Gross Margin (1)
Medicaid Health Plans	$419.1	$304.1	37.8%
Medicare Health Plans	294.9	221.8	33.0%
Medicare PDPs	30.4	24.8	22.6%
Corporate and Other (2)	5.6	—	100.0%
Total gross margin	750.0	550.7	36.2%
Investment and other income	37.0	19.9	85.9%
Other expenses (3)	(602.9)	(409.4)	47.3%
Income from operations	$184.1	$161.2	14.2%

(1) Effective July 1, 2018, the Company redefined gross margin as total revenues less investment and other income, medical benefits expense, costs of products and services, the ACA industry fee expense, and Medicaid premium tax expense. Accordingly, results for the three months ended March 31, 2018 were adjusted to include Medicaid premium taxes, which decreased gross margin by $32.1 million.
(2) Corporate and other category includes businesses that are not individually reportable because they do not meet the quantitative thresholds required by generally accepted accounting principles.
(3) Effective July 1, 2018, other expenses include SG&A expenses, depreciation, amortization and interest. Accordingly, results for the three months ended March 31, 2018 were adjusted to exclude Medicaid premium taxes, which decreased other expenses by $32.1 million.

Medicaid Health Plans

Our Medicaid Health Plans segment includes plans for beneficiaries of Temporary Assistance for Needy Families ("TANF"), Supplemental Security Income ("SSI"), Aged Blind and Disabled ("ABD"), Children's Health Insurance Program ("CHIP") and the Long-Term Services and Supports ("LTSS") program.

Medicaid Health Plans Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicaid Health Plans segment for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,		Percentage
	2019	2018	Change
	(Dollars in millions)
Premium revenue (1)	$4,441.8	$2,713.1	63.7%
Medicaid premium tax reimbursement (1)	31.7	32.1	(1.2)%
Medicaid ACA industry fee reimbursement (1)	—	64.7	100.0%
Total premiums	4,473.5	2,809.9	59.2%
Medical benefits expense	4,022.7	2,424.4	65.9%
ACA industry fee	—	49.3	100.0%
Medicaid premium tax	31.7	32.1	(1.2)%
Gross margin(2)	$419.1	$304.1	37.8%

Medicaid Health Plans MBR (1)	89.9%	86.3%	3.6%
Effect of:
Medicaid premium taxes	0.7%	1.0%
Medicaid ACA industry fee reimbursement	—%	2.1%
Medicaid Health Plans Adjusted MBR (1)	90.6%	89.4%	1.2%

Medicaid membership at end of period:	4,121,000	2,705,000	52.3%
(1) For GAAP reporting purposes, Medicaid premium tax reimbursement and Medicaid ACA industry fee reimbursement are included in premium revenue to measure our MBR. Our Medicaid Health Plans Adjusted MBR measures the ratio of our medical benefits expense to premium revenue, excluding Medicaid premium tax reimbursement and Medicaid ACA industry fee reimbursement revenue. Because reimbursements for Medicaid premium tax and the ACA industry fee are both included in the premium rates or reimbursement established in certain of our Medicaid contracts and recognized separately as a component of expense, we exclude these reimbursements from premium revenue when calculating key ratios as we believe that these components are not indicative of operating performance.
(2) Effective July 1, 2018, the Company redefined gross margin as total revenues less investment and other income, medical benefit expense, costs of products and services, the ACA industry fee expense, and Medicaid premium tax expense. Accordingly, results for the three months ended March 31, 2018 were adjusted to include Medicaid premium taxes, which decreased gross margin by $32.1 million.

Medicaid total premiums increased $1.7 billion, or 59.2%, for the three months ended March 31, 2019, compared with the same period in 2018, primarily driven by our acquisition of Meridian in September 2018 and net organic growth, including additional members in our Florida and Arizona Medicaid health plans. The increases were partially offset by the effect of the 2019 ACA Fee Moratorium.

Excluding Medicaid premium taxes and the Medicaid ACA industry fee reimbursements, Medicaid premium revenue increased $1.7 billion, or 63.7%, for the three months ended March 31, 2019 compared with the same period in 2018. The increase was primarily driven by our acquisition of Meridian in September 2018 and net organic growth, including additional members in our Florida and Arizona Medicaid health plans.

Medical benefits expense increased $1.6 billion, or 65.9%, for the three months ended March 31, 2019 compared with the same period in 2018, primarily resulting from our acquisition of Meridian in September 2018 and net organic growth, including the additional members in our Florida and Arizona Medicaid health plans. These increases were partially offset by the favorable result of continued performance in clinical and pharmacy execution.

Our Medicaid Health Plans segment MBR increased 360 basis points, for the three months ended March 31, 2019, compared with the same period in 2018. The increase is primarily driven by our acquisition of Meridian in September 2018, net organic growth, and the effect of the 2019 ACA Fee Moratorium. These increases were partially offset by the favorable result of continued performance in clinical and pharmacy execution.

Excluding the effect of Medicaid premium taxes and Medicaid ACA industry fee reimbursements, our Medicaid Health Plans Adjusted MBR, for the three months ended March 31, 2019, increased by 120 basis points, compared with the same period in 2018. The increase is primarily driven by our acquisition of Meridian in September 2018 and net organic growth, partially offset by the favorable result of continued performance in clinical and pharmacy execution.

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

Medicare Health Plans Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare Health Plans segment for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,		Percentage
	2019	2018	Change
Medicare Health Plans:	(Dollars in millions)
Premium revenue	$1,843.1	$1,556.5	18.4%
Medical benefits expense	1,548.2	1,307.1	18.4%
ACA industry fee	—	27.6	(100.0)%
Gross margin	$294.9	$221.8	33.0%
MBR	84.0%	84.0%	—%
Membership	558,000	506,000	10.3%

Medicare Health Plans premium revenue increased $286.6 million, or 18.4%, for the three months ended March 31, 2019 compared with the same period in 2018, driven by organic growth and our acquisition of Meridian in September 2018.

Medical benefits expense increased $241.1 million, or 18.4%, for the three months ended March 31, 2019 compared with the same period in 2018, driven by our acquisition of Meridian in September 2018 and organic growth. The Medicare Health Plans segment MBR is consistent with the same period in 2018.

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

Medicare PDPs Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare PDPs segment for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,		Percentage
	2019	2018	Change
Medicare PDPs:	(Dollars in millions)
Premium revenue	$288.8	$259.9	11.1%
Medical benefits expense	258.4	230.5	12.1%
ACA industry fee	—	4.6	(100.0)%
Gross margin	$30.4	$24.8	22.6%
MBR	89.5%	88.7%	0.8%
Membership	1,630,000	1,073,000	51.9%

As noted in the table above, Medicare PDPs premium revenue, medical benefits expense and MBR increased for the three months ended March 31, 2019, compared with the same period in 2018. The increases in premium revenue and medical benefits expense were primarily a result of our new enhanced product offering in 2019. The increase in Medicare PDP MBR was primarily a result of our 2019 bid position, partially offset by the performance of the new enhanced product offering in 2019 and continued performance in pharmacy execution.

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

OUTLOOK

We expect our full year 2019 premium revenue and medical benefits expense to increase, across all segments, as compared with the full year 2018. The increases are expected to be a result of our acquisition of Meridian in September 2018 and net organic growth across all of our segments. These increases will be partially offset by the effect of the 2019 ACA Fee Moratorium. Additionally, while we anticipate improved SG&A operating leverage associated with premium revenue growth and continued synergies from our acquisitions, we expect the aggregate 2019 SG&A expense, as compared to 2018, to increase resulting from our acquisition of Meridian in September 2018 and net organic growth across all of our segments. Our effective income tax rate is expected to decrease in 2019, compared to 2018, due to the 2019 ACA Fee Moratorium.

LIQUIDITY AND CAPITAL RESOURCES

Each of our existing and anticipated sources of cash is affected by operational and financial risks that influence the overall amount of cash generated and the capital available to us. Additionally, we operate as a holding company in a highly regulated industry. The parent and other non-regulated companies ("non-regulated subsidiaries") are dependent upon dividends and management fees from our regulated subsidiaries, most of which are subject to regulatory restrictions. For a further discussion of risks that can affect our liquidity, see Part I – Item 1A – "Risk Factors" included in our 2018 Form 10-K.

Centene Merger Agreement
The Merger Agreement includes restrictions on the conduct of our business prior to completion of the Centene Transaction or termination of the Merger Agreement, generally requiring us to conduct our business in the ordinary course. However, we are subject to various specified restrictions unless we obtain Centene’s prior written consent, which may not be unreasonably withheld, delayed or conditioned, or expressly contemplated or permitted by the Merger Agreement or as required by applicable law. Among other things and in each case subject to certain exceptions, we may not:

•	incur additional indebtedness (excluding borrowings under our Revolving Credit Facility that are used to manage our ordinary course cash flow needs);

•	issue additional shares of our common stock, repurchase our common stock, or pay dividends;

•	acquire assets, securities or property, dispose of businesses or assets; or

•	authorize any payment of, accrual or commitment for capital expenditures in any calendar year that would exceed by more than 110% the aggregate amount of capital expenditures budgeted for such year.

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

We refer collectively to the cash, cash equivalents and investment balances maintained by our regulated subsidiaries as "regulated cash and investments." Our regulated subsidiaries generally receive premiums in advance of payments of claims for medical and other health care services; however, regulated cash and investments can fluctuate significantly in a particular period depending on the timing of receipts for premiums from our government partners. Our unrestricted regulated cash and investments were $5.0 billion as of March 31, 2019, an approximate $0.2 billion increase from $4.8 billion at December 31, 2018, due primarily to earnings from operations and contributions received from the parent and non-regulated subsidiaries, partially offset by dividends paid to the unregulated subsidiaries.

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

Unregulated cash, cash equivalents and investments totaled approximately $296.4 million as of March 31, 2019, a decrease of approximately $219.6 million from $516.0 million as of December 31, 2018. The decrease is primarily due to capital contributions to our regulated subsidiaries, the semi-annual interest payment for our 2026 Notes, partially offset by dividends from certain of our regulated subsidiaries.

Medicare Part D Funding and Settlements

Funding may be provided to certain regulated subsidiaries from our unregulated subsidiaries to cover any shortfall resulting from the amount of Part D benefits paid for members on behalf of CMS that exceeds the prospective subsidy payments that these regulated subsidiaries receive from CMS. We receive certain Part D prospective subsidy payments from CMS for our MA and PDP members as a fixed monthly per member amount, based on the estimated costs of providing prescription drug benefits over the plan year, as reflected in our bids. A discussion of the subsidy components under Part D is included in Note 2 - Summary of Significant Accounting Policies to the consolidated financial statements included in our 2018 Form 10-K. The benefits include the catastrophic reinsurance, premium and cost sharing for low-income Part D members, for which CMS will fully reimburse these subsidies, or recoup overpaid subsidies made during the plan year, as part of its annual settlement process that occurs in the fourth quarter of the subsequent year.

Cash Flow Activities

Our cash flows are summarized as follows:

	For the Three Months Ended March 31,
	2019	2018
	(In millions)
Net cash (used in) provided by operating activities	$(30.0)	$445.7
Net cash used in investing activities	(487.5)	(240.6)
Net cash provided by financing activities	135.2	417.4
(Decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	$(382.3)	$622.5

Cash Flows from Operating Activities

We generally receive premiums in advance of payments of claims for health care services; however, cash flows related to our operations can fluctuate significantly in a particular period depending on the timing of premium receipts from our government partners.

Net cash used in operating activities for the three months ended March 31, 2019 was $30.0 million, compared with $445.7 million of net cash provided by operating activities for the same period in 2018. The decrease is primarily due to the advance receipt of April 2018 CMS Medicare premium payments in March 2018 and the timing of Medicaid premium receivable receipts, partially offset by the timing of medical claims payments.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019 was $487.5 million, compared with $240.6 million for the same period in 2018. The increase was primarily due to higher purchases of investments during the three months ended March 31, 2019.

Cash Flows from Financing Activities

Cash flows from financing activities are primarily affected by net funds received or paid for the benefit of members of our MA and PDP plans, as well as taxes withheld at the end of the vesting period for our equity-compensation awards. Cash provided by financing activities for the three months ended March 31, 2019 was $135.2 million, compared with approximately $417.4 million for the same period in 2018, primarily driven by the following:

•
Net funds received for the benefit of members was approximately $170.7 million for the three months ended March 31, 2019, compared with $416.2 million during the same period in 2018. These funds represent the net amounts of subsidies we received from CMS in connection with the low-income cost sharing, catastrophic reinsurance and coverage gap discount components of the Medicare Part D program related to the government's portion of financial responsibility, net of the amounts we paid for related prescription drug benefits, described above in "Medicare Part D Funding and Settlements." The decrease was primarily the result of the advance receipt of April CMS subsidy payments in March 2018 and our 2019 bid positioning, which resulted in lower payments received for 2019 net subsidies, and

•	Taxes withheld upon vesting of our equity-compensation awards of $36.8 million for the three months ended March 31, 2019, compared with $20.2 million for the same period in 2018.

Capital Resources

Debt

5.375% Senior Notes due 2026

On August 13, 2018, we completed the offering and sale of 5.375% unsecured senior notes due 2026 in the aggregate principal amount of $750.0 million (the “2026 Notes”). The aggregate net proceeds from the issuance of the 2026 Notes were $739.0 million, with the net proceeds from the offering being used to fund a portion of the cash consideration for our acquisition of Meridian in September 2018.

The 2026 Notes will mature on August 15, 2026, and bear interest at a rate of 5.375% per annum, payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2019.

The 2026 Notes were issued under an indenture, dated as of August 13, 2018 (the “2026 Indenture”), between the Company and The Bank of New York Mellon Trust Company, N.A. ("BNY Mellon"), as trustee. The 2026 Indenture under which the notes were issued contains covenants that, among other things, limit our ability and the ability of our subsidiaries under certain circumstances to:

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

5.25% Senior Notes due 2025

On March 22, 2017, we completed the offering and sale of our 2025 Notes in the aggregate principal amount of $1,200.0 million, resulting in aggregate net proceeds of $1,182.2 million. A portion of the net proceeds from the offering was used to repay the $100.0 million outstanding under our Credit Agreement, and to redeem the full $900.0 million aggregate principal amount of our 2020 Notes. The remaining net proceeds from the offering of the 2025 Notes were used for general corporate purposes, including organic growth and working capital.

The 2025 Notes were issued under an indenture, dated as of March 22, 2017 (the "Base Indenture"), as supplemented by the First Supplemental Indenture, dated as of March 22, 2017 (the "First Supplemental Indenture" and, together with the Base Indenture, the "2025 Indenture"), each between the Company and BNY Mellon, as trustee. The 2025 Indenture under which the notes were issued contains covenants that, among other things, limit our ability and the ability of our subsidiaries under certain circumstances to:

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

As of March 31, 2019 $200.0 million was outstanding under our Revolving Credit Facility. Additionally, we were in compliance with all covenants under the 2026 Notes, the 2025 Notes and the Amended and Restated Credit Agreement as of March 31, 2019. For additional information on our long-term debt, see Note 10 - Debt in the consolidated financial statements included in our 2018 Form 10-K.

In April 2019, we drew an additional $140.0 million under our Revolving Credit Facility for general corporate purposes, including organic growth and working capital.

Initiatives to Increase Our Unregulated Cash

Subject to certain restrictions under the Centene Merger Agreement, as discussed above, we may pursue alternatives to raise additional unregulated cash. Some of these initiatives may include, but are not limited to, obtaining dividends from certain of our regulated subsidiaries, provided sufficient capital in excess of regulatory requirements exists in these subsidiaries, and/or accessing the debt and equity capital markets. However, we cannot provide any assurances that we will obtain applicable state regulatory approvals for additional dividends to our non-regulated subsidiaries by our regulated subsidiaries or be successful in accessing the capital markets if we determine to do so. We believe that we have sufficient capital, or sufficient access to capital, including through the Revolving Credit Facility, to meet our capital needs for at least the next twelve months.
Regulatory Capital and Dividend Restrictions

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. Such statutes, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions, loans or advances that may be paid to us as the sole stockholder. To the extent our HMO and insurance subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement, or net assets, for these subsidiaries was approximately $1.7 billion and $1.6 billion at March 31, 2019 and December 31, 2018, respectively. Our HMO and insurance subsidiaries were in compliance with these minimum capital requirements.

Under applicable regulatory requirements at March 31, 2019, the amount of dividends that may be paid through the remainder of 2019 by our HMO and insurance subsidiaries without prior approval by regulatory authorities is approximately $0.5 billion in the aggregate. We received $95.0 million in dividends from our regulated subsidiaries during the three-month period ended March 31, 2019, $50.0 million of which required prior regulatory approval.

For additional information on regulatory requirements, see Note 16 – Regulatory Capital and Dividend Restrictions to the consolidated financial statements included in our 2018 Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in our critical accounting estimates during the three months ended March 31, 2019 from those previously disclosed in Part II – Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates in our 2018 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Investment Return Market Risk

As of March 31, 2019, we had cash and cash equivalents of $3.2 billion, investments classified as current assets of $1.0 billion, long-term investments of $1.1 billion and restricted investments on deposit for licensure of $274.3 million. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months that are considered available for sale. Restricted assets consist of cash and cash equivalents and U.S. Treasury instruments deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long term regardless of the contractual maturity date due to the nature of the states' requirements. The investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase. Because of their contractual maturity dates, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market rates at March 31, 2019, the fair value of our fixed income investments would decrease by approximately $26.7 million. Similarly, a 1% decrease in market interest rates at March 31, 2019 would increase the fair value of our investments by approximately $26.7 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by Rule 13a-15 under the Exchange Act, under the leadership and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act ("Disclosure Controls"). Based on the evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this 2019 Form 10-Q.

Changes in Internal Control over Financial Reporting

On September 1, 2018, we acquired Meridian Health Plan of Michigan, Inc., Meridian Health Plan of Illinois, Inc. and MeridianRx, LLC, a pharmacy benefit manager (collectively "Meridian"), which is included in the 2019 consolidated financial statements and constituted 11.0% of total consolidated assets as of March 31, 2019 and 21.6% of total consolidated revenues for the three months ended March 31, 2019. Refer to Note 2 - Centene Plan of Merger and Acquisitions of this 2019 Form 10-Q for further discussion of the Meridian acquisition.

We continue to integrate, implement, modify and evaluate processes, information technology systems and other components of internal control over financial reporting resulting from the acquisition of Meridian and such evaluation will be reported in management’s annual assessment of internal control over financial reporting in our 2019 Annual Report on Form 10-K.

Excluding Meridian, there has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings, see Note 14 – Commitments and Contingencies to the condensed consolidated financial statements of this Form 10-Q.

Item 1A. Risk Factors.

In addition to the risk factors set forth in Part I - Item 1A - “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Form 10-K”), investors should carefully consider the following risk factors, which relate to the proposed acquisition of us (the “Centene Transaction”) by Centene. These risks should be read in conjunction with the risk factors set forth in the 2018 Form 10-K and the other information contained in this report and our other filings with the Securities and Exchange Commission.

The Centene Transaction is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the Centene Transaction could have material adverse effects on our business, results of operations, financial condition and cash flows.
The completion of the Centene Transaction is subject to a number of conditions, including, among others, (a) the adoption of the Merger Agreement by our stockholders, (b) the approval of the issuance of the shares of Centene common stock forming part of the merger consideration, as required by the listing standards of the New York Stock Exchange (the “Centene Stock Issuance”), by Centene’s stockholders, (c) the approval for listing on the New York Stock Exchange of the shares of Centene common stock to be issued in connection with the Centene Transaction, (d) the receipt of U.S. federal antitrust clearance and certain other required regulatory approvals, (e) the absence of any law or order prohibiting the consummation of the Centene Transaction or the Centene Stock Issuance, (f) the effectiveness of the registration statement on Form S-4 to be filed with the Securities and Exchange Commission by Centene for the registration of the Centene Stock Issuance under the Securities Act of 1933, (g) the absence of a material adverse effect on us or Centene, (h) no burdensome condition being a condition to the receipt of the U.S. federal antitrust clearance or the other required regulatory approvals and none of the U.S. federal antitrust clearance or the other required regulatory approvals containing, including or imposing any burdensome condition and (i) other conditions customary for a transaction of this type, which each and together make the timing and completion of the Centene Transaction uncertain.
Also, either we or Centene may terminate the Merger Agreement if the Centene Transaction has not been consummated by March 26, 2020 (subject to an automatic extension to August 26, 2020 in certain circumstances), except that this right to terminate the Merger Agreement will not be available to any party whose failure to perform any obligation under the Merger Agreement has been the cause of or the primary factor that resulted in the failure of the Centene Transaction to be consummated on or before that date.
If the Centene Transaction is not completed, our business, results of operations, financial condition and cash flows may be materially adversely affected and, without realizing any of the benefits of having completed the Centene Transaction, we will be subject to a number of risks, including the following:

•	the market price of our common stock could decline;

•	we could owe substantial termination fees to Centene under certain circumstances;

•
if the Merger Agreement is terminated and our board of directors seeks another business combination, our stockholders cannot be certain that we will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that Centene has agreed to in the Merger Agreement;

•	time and resources committed by our management to matters relating to the Centene Transaction could otherwise have been devoted to pursuing other beneficial opportunities for us;

•	we may experience negative reactions from the financial markets or from our customers or employees; and

•	we will be required to pay our costs relating to the Centene Transaction, such as legal, accounting, financial advisory and printing fees, whether or not the Centene Transaction is completed.
In addition, if the Centene Transaction is not completed, we could be subject to litigation related to any failure to complete the Centene Transaction or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement. The materialization of any of these risks could have material adverse effects on our business, results of operations, financial condition and cash flows.

Similarly, delays in the completion of the Centene Transaction could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the Centene Transaction.
The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Centene Transaction, which could discourage a potential competing acquiror of us from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay substantial termination fees to Centene.
The Merger Agreement contains certain provisions that restrict our ability to solicit, initiate, knowingly facilitate or knowingly encourage or, subject to certain exceptions, engage in discussions or negotiations related to, or approve or recommend, any third-party proposal for an alternative acquisition transaction. Further, even if our board of directors withdraws or qualifies its recommendation with respect to the adoption of the Merger Agreement, unless the Merger Agreement has been terminated in accordance with its terms, we will still be required to submit the Centene Transaction-related proposals to a vote at the special meeting of our stockholders. In addition, Centene generally has an opportunity to offer to modify the terms of the transactions contemplated by the Merger Agreement in response to any third-party alternative acquisition proposal before our board of directors may withdraw or qualify its recommendation with respect to the Centene Transaction-related proposals.
Upon termination of the Merger Agreement, we will be required to pay to Centene (i) a termination fee of $507,658,910, which increases to $609,190,692 if such termination occurs after May 10, 2019, in connection with our acceptance of a superior proposal or a change of recommendation related thereto, (ii) a termination fee of $640,431,240 if our Board changes its recommendation in connection with an intervening event, (iii) a termination fee of $609,190,692 in the event we willfully breach our non-solicitation obligations in the Merger Agreement or (iv) a termination fee of $171,823,016 if the required vote of our stockholders is not obtained. In addition, if we receive an acquisition proposal, the Merger Agreement is later terminated under certain circumstances and within 12 months after termination we enter into an agreement to sell more than 50% of our capital stock or assets, we will be required to pay Centene a termination fee of $609,190,692, less any termination fee paid pursuant to clause (iv) above.
These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring all or a significant portion of us or pursuing an alternative acquisition transaction from considering or proposing such a transaction, even if it were prepared to pay consideration with a higher per share cash or market value than the per share cash or market value proposed to be received or realized in the Centene Transaction. In particular, a termination fee, if applicable, may be substantial, and could result in a potential third-party acquiror or merger partner proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay absent such a fee.
If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Centene Transaction.
The Centene Transaction is subject to the expiration or termination of applicable waiting periods and the receipt of approvals, consents or clearances from regulatory authorities that may impose conditions that could have an adverse effect on us or, if not obtained, could prevent completion of the Centene Transaction.
Before the Centene Transaction may be completed, any waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 applicable to the Centene Transaction must have expired or been terminated and any approvals, consents or clearances required in connection with the Centene Transaction must have been obtained under applicable law. The terms and conditions of the approvals, consents and clearances that are granted may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business.
Under the Merger Agreement, we and Centene have agreed to use our respective reasonable best efforts to obtain such approvals, consents and clearances and therefore may be required to comply with conditions or limitations imposed by governmental authorities, except that Centene and its subsidiaries are not required to take actions that, individually or in the aggregate, would result in or would reasonably be expected to result in a burdensome condition.
In addition, regulators may impose conditions, terms, obligations or restrictions in connection with their approval of or consent to the Centene Transaction, including potential divestiture of assets, and such conditions, terms, obligations or restrictions may delay completion of the Centene Transaction or impose additional material costs on or materially limit the revenues of the combined company following the completion of the Centene Transaction. There can be no assurance that regulators will choose not to impose such conditions, terms, obligations or restrictions, and, if imposed, such conditions, terms, obligations or restrictions may delay or lead to the abandonment of the Centene Transaction.

We are subject to business uncertainties and contractual restrictions while the Centene Transaction is pending, which could materially adversely affect our business, results of operations, financial condition and cash flows.
In connection with the pendency of the Centene Transaction, it is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us as a result of the Centene Transaction, which could negatively affect our business, results of operations, financial condition and cash flows, as well as the market price of our common stock, regardless of whether the Centene Transaction is completed.
Under the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Centene Transaction, which may adversely affect our ability to execute certain of our business strategies, including the ability in certain cases to enter into or amend contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures. Such limitations could materially adversely affect our business, results of operations, financial condition and cash flows prior to the completion of the Centene Transaction.
Each of the risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the Centene Transaction.
Uncertainties associated with the Centene Transaction may cause a loss of management personnel and other key employees, and we may have difficulty attracting and motivating management personnel and other key employees, which could materially adversely affect our business, results of operations, financial condition and cash flows.
We are dependent on the experience and industry knowledge of their management personnel and other key employees to execute our business plans. Our success depends in part upon our ability to attract, motivate and retain key management personnel and other key employees. Prior to completion of the Centene Transaction, current and prospective employees may experience uncertainty about their roles within the combined company following the completion of the Centene Transaction, which may have an adverse effect on our ability to attract, motivate or retain management personnel and other key employees.
We and Centene may be targets of securities class action and derivative lawsuits that could result in substantial costs and may delay or prevent the Centene Transaction from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our and Centene’s respective liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Centene Transaction, then that injunction may delay or prevent the Centene Transaction from being completed, or from being completed within the expected timeframe, which may adversely affect our business, financial position and results of operation. Currently, we are not aware of any securities class action lawsuits or derivative lawsuits having been filed in connection with the Centene Transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund our business, and we do not anticipate paying cash dividends in the foreseeable future. In addition, our Amended and Restated Credit Agreement, the Indentures governing the 2026 Notes and the 2025 Notes and the Centene Merger Agreement include certain restrictions on our ability to pay cash dividends.

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

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibits are incorporated herein by reference or are filed with this report as set forth in the Exhibit Index.

EXHIBIT INDEX

INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
2.1	Agreement and Plan of Merger, dated as of March 26, 2019, by and among Centene Corporation, WellCare Health Plans, Inc., Wellington Merger Sub I, Inc. and Wellington Merger Sub II, Inc.	8-K	March 27, 2019	2.1
10.1	Form of Stock Unit Award Agreement (effective January 1, 2019)*†
10.2	Form of Restricted Stock Unit Award Notice and Agreement (effective January 1, 2019)*†
10.3	Form of Performance Stock Unit Award Notice and Agreement (effective January 1, 2019)*†
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document ††
101.SCH	XBRL Taxonomy Extension Schema Document ††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document ††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ††
* Denotes a management contract or compensatory plan, contract or arrangement
† Filed herewith.
†† Furnished herewith and not filed for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 30, 2019.

WELLCARE HEALTH PLANS, INC.
By:	/s/ Andrew L. Asher
Andrew L. Asher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Michael Troy Meyer
Michael Troy Meyer
Vice President and Chief Accounting Officer (Principal Accounting Officer)