Form 10-Q
period 2019-09-30
WELLCARE HEALTH PLANS, INC.
filed 2019-10-30
CIK 1279363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission file number: 001-32209
WELLCARE HEALTH PLANS, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-0937650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8735 Henderson Road, Renaissance One
Tampa	,	Florida	33634
(Address of Principal Executive Offices)			(Zip Code)

(813) 290-6200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	WCG	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

As of October 28, 2019, there were 50,327,612 shares of the registrant's common stock, par value $0.01 per share, outstanding.

WELLCARE HEALTH PLANS, INC.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In millions, except per share and share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Premium	$6,965.6	$4,988.8	$20,417.2	$14,227.7
Products and services	132.1	34.6	374.6	34.6
Investment and other income	42.5	34.7	120.7	81.0
Total revenues	7,140.2	5,058.1	20,912.5	14,343.3

Expenses:
Medical benefits	6,025.7	4,195.0	17,884.5	12,023.0
Costs of products and services	128.9	33.5	363.9	33.5
Selling, general and administrative	567.4	433.2	1,558.0	1,167.0
ACA industry fee	—	86.5	—	247.0
Medicaid premium taxes	35.6	31.5	99.0	94.2
Depreciation and amortization	59.9	46.2	197.6	117.1
Interest	29.4	23.6	90.0	57.8
Total expenses	6,846.9	4,849.5	20,193.0	13,739.6
Income before income taxes and equity in losses of unconsolidated subsidiaries	293.3	208.6	719.5	603.7
Equity in earnings (losses) of unconsolidated subsidiaries	20.4	6.6	22.9	(0.1)
Income before income taxes	313.7	215.2	742.4	603.6
Income tax expense	72.7	84.6	167.2	219.7
Net income	$241.0	$130.6	$575.2	$383.9

Other comprehensive income (loss):
Change in net unrealized gains and losses on available-for-sale securities, before tax	(3.5)	(1.1)	29.2	(11.4)
Income tax expense (benefit) related to other comprehensive income	(0.9)	(0.3)	7.3	(2.7)
Other comprehensive income (loss), net of tax	(2.6)	(0.8)	21.9	(8.7)
Comprehensive income	$238.4	$129.8	$597.1	$375.2

Earnings per common share:
Basic	$4.79	$2.74	$11.45	$8.40
Diluted	$4.74	$2.70	$11.32	$8.29

Weighted average common shares outstanding:
Basic	50,313,901	47,712,712	50,240,480	45,692,804
Diluted	50,846,402	48,384,427	50,833,504	46,287,616

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions, except share data)

	September 30, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$2,567.1	$3,653.9
Short-term investments	1,082.0	830.1
Premiums receivable, net	1,447.5	1,223.4
Pharmacy rebates receivable, net	434.7	460.6
Funds receivable for the benefit of members	297.8	187.3
Prepaid expenses and other current assets, net	1,571.4	477.1
Total current assets	7,400.5	6,832.4

Property, equipment and capitalized software, net	477.3	428.2
Goodwill	2,265.2	2,227.7
Other intangible assets, net	856.9	996.2
Long-term investments	2,060.3	813.2
Restricted cash, cash equivalents and investments	317.9	234.7
Other assets	266.3	18.7
Assets of discontinued operations	217.3	213.6
Total Assets	$13,861.7	$11,764.7

Liabilities and Stockholders' Equity
Current Liabilities:
Medical benefits payable	$3,363.9	$2,897.4
Unearned premiums	48.7	1.4
Accounts payable and accrued expenses	1,923.4	964.6
Funds payable for the benefit of members	800.0	693.3
Other payables to government partners	268.0	458.9
Total current liabilities	6,404.0	5,015.6

Deferred income tax liability, net	105.8	134.2
Long-term debt, net	2,029.1	2,126.4
Other liabilities	249.1	34.9
Liabilities of discontinued operations	217.3	213.6
Total Liabilities	9,005.3	7,524.7
Commitments and contingencies (see Note 14)
Stockholders' Equity:
Preferred stock, $0.01 par value (20,000,000 authorized, no shares issued or outstanding)	—	—
Common stock, $0.01 par value (100,000,000 authorized, 50,316,099 and 49,993,219 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	0.5	0.5
Paid-in capital	2,000.4	1,981.1
Retained earnings	2,842.5	2,267.3
Accumulated other comprehensive income (loss)	13.0	(8.9)
Total Stockholders' Equity	4,856.4	4,240.0
Total Liabilities and Stockholders' Equity	$13,861.7	$11,764.7
See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited) (In millions, except share data)

	Three Months Ended September 30, 2019 and 2018
	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2019	50,311,933	$0.5	$1,985.7	$2,601.5	$15.6	$4,603.3
Common stock issued for vested equity-compensation awards	6,163	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(1,997)	—	(2.4)	—	—	(2.4)
Stock-based compensation expense, net of forfeitures	—	—	17.1	—	—	17.1
Comprehensive income	—	—	—	241.0	(2.6)	238.4
Balance at September 30, 2019	50,316,099	$0.5	$2,000.4	$2,842.5	$13.0	$4,856.4

Balance at July 1, 2018	44,767,277	$0.4	$601.3	$2,080.8	$(10.6)	$2,671.9
Issuance of common stock, net of issuance costs	5,207,547	0.1	1,342.2	—	—	1,342.3
Common stock issued for vested stock-based compensation awards	7,266	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(2,424)	—	(3.0)	—	—	(3.0)
Stock-based compensation expense, net of forfeitures	—	—	21.4	—	—	21.4
Comprehensive income (loss)	—	—	—	130.6	(0.8)	129.8
Balance at September 30, 2018	49,979,666	$0.5	$1,961.9	$2,211.4	$(11.4)	$4,162.4

	Nine Months Ended September 30, 2019 and 2018
	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2019	49,993,219	$0.5	$1,981.1	$2,267.3	$(8.9)	$4,240.0
Common stock issued for vested equity-compensation awards	468,246	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(145,366)	—	(39.6)	—	—	(39.6)
Stock-based compensation expense, net of forfeitures	—	—	58.9	—	—	58.9
Comprehensive income	—	—	—	575.2	21.9	597.1
Balance at September 30, 2019	50,316,099	$0.5	$2,000.4	$2,842.5	$13.0	$4,856.4

Balance at January 1, 2018	44,522,988	$0.4	$591.5	$1,827.5	$(2.7)	$2,416.7
Issuance of common stock, net of issuance costs	5,207,547	0.1	1,342.2	—	—	1,342.3
Common stock issued for vested stock-based compensation awards	356,491	—	—	—	—	—
Repurchase and retirement of shares to satisfy tax withholding requirements	(107,360)	—	(23.3)	—	—	(23.3)
Stock-based compensation expense, net of forfeitures	—	—	51.5	—	—	51.5
Comprehensive income (loss)	—	—	—	383.9	(8.7)	375.2
Balance at September 30, 2018	49,979,666	$0.5	$1,961.9	$2,211.4	$(11.4)	$4,162.4

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$575.2	$383.9
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	197.6	117.1
Stock-based compensation expense	58.9	51.5
Deferred taxes, net	(25.0)	(9.8)
Other, net	11.1	13.1
Changes in operating accounts, net of effects from acquisitions:
Premiums receivable, net	(232.3)	(144.1)
Pharmacy rebates receivable, net	25.9	(138.7)
Medical benefits payable	466.5	227.1
Unearned premiums	47.3	(74.7)
Other receivables/payables to government partners	(276.2)	64.8
Prepaid and other current assets	(145.5)	(190.3)
Accrued liabilities and other, net	204.1	(101.9)
Net cash provided by operating activities	907.6	198.0

Cash flows from investing activities:
Purchases of investments	(4,949.8)	(1,322.6)
Proceeds from sales and maturities of investments	3,287.4	822.8
Acquisitions and acquisition-related settlements	(8.6)	(2,035.7)
Additions to property, equipment and capitalized software, net	(157.7)	(87.5)
Net cash used in investing activities	(1,828.7)	(2,623.0)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance fees paid	—	1,342.3
Proceeds from issuance of debt, net of financing costs paid	—	739.0
Borrowings on Revolving Credit Facility, net of financing costs paid	140.0	221.3
Payments on debt	(240.0)	(25.0)
Repurchase and retirement of shares to satisfy employee tax withholding requirements	(39.6)	(23.3)
Funds received for the benefit of members, net	25.9	250.8
Other, net	11.6	29.5
Net cash (used in) provided by financing activities	(102.1)	2,534.6

(Decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(1,023.2)	109.6
Balance at beginning of period	3,716.6	4,263.0
Balance at end of period	$2,693.4	$4,372.6

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes, net of refunds	$101.4	$174.6
Cash paid for interest	$112.5	$65.5
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Non-cash additions to property, equipment, and capitalized software	$4.0	$3.7

See notes to unaudited condensed consolidated financial statements.

WELLCARE HEALTH PLANS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (In millions, except member, per share and share data)

1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

WellCare Health Plans, Inc. (the "Company," "we," "us," or "our") focuses primarily on providing government-sponsored managed care services to families, children, seniors and individuals with complex medical needs primarily through Medicaid, Medicare Advantage ("MA") and Medicare Prescription Drug Plans ("PDP"), as well as individuals in the Health Insurance Marketplace. As of September 30, 2019, we served approximately 6.4 million members nationwide.

As of September 30, 2019, we operated Medicaid health plans, including states where we receive Medicaid premium revenues associated with dually eligible special needs plans, in Arizona, Florida, Georgia, Hawaii, Illinois, Kentucky, Michigan, Missouri, Nebraska, New Jersey, New York, South Carolina and Texas.

In addition, as of September 30, 2019, we also operated MA coordinated care plans ("CCPs") in Alabama, Arizona, Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Kentucky, Louisiana, Maine, Michigan, Mississippi, New Jersey, New York, North Carolina, Ohio, South Carolina, Tennessee and Texas. We also offered stand-alone Medicare PDPs nationwide.

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

Aetna Part D Membership Reinsurance

In November 2018, we completed the purchase of Aetna Inc.'s ("Aetna") entire standalone Medicare Part D prescription drug plan membership ("Aetna Part D membership"). In connection with the purchase, we also entered into an administrative services agreement and a reinsurance agreement pursuant to which Aetna provides administrative services to, and retains financial risk of, the Aetna Part D membership, effective for plan year 2019. We remain primarily liable to policyholders under this ceded insurance contract and are contingently liable for amounts recoverable from Aetna in the event that they do not meet their contractual obligations.  In the normal course, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk to minimize our exposure to significant losses from reinsurer insolvencies. As of September 30, 2019, related to the Aetna Part D membership, our condensed consolidated balance sheet included reinsured receivables of $167.2 million, primarily related to premiums receivable, and reinsured payables of $549.4 million, primarily related to pharmacy claims payables. These reinsured receivables and payables were included in prepaid expenses and other current assets, net, and accounts payable and accrued liabilities, respectively. The resulting net reinsurance recoverables of $382.2 million was included in prepaid expenses and other current assets, net on the condensed consolidated balance sheet. There were no reinsurance recoverables or reinsurance liabilities relating to the Aetna Part D membership recorded as of December 31, 2018.

In our condensed consolidated statement of comprehensive income, premium revenue and medical benefits were reported net of amounts ceded under this Aetna reinsurance arrangement. Premium revenue ceded relating to the Aetna Part D membership were $364.4 million and $1.3 billion for the three and nine months ended September 30, 2019, respectively. Additionally, member benefits expense ceded relating to the Aetna Part D membership were $224.2 million and $999.2 million for the three and nine months ended September 30, 2019, respectively.

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
Premium Receivables and Unearned Premiums
We record premiums earned but not received as premiums receivable and record premiums received in advance of the period of service as unearned premiums in our condensed consolidated balance sheets. A complete discussion of premiums receivable and unearned premiums is included in Note 2 - Summary of Significant Accounting Policies to the consolidated financial statements included in our 2018 Form 10-K. The premium receivable balance at September 30, 2019 is primarily related to Medicaid contracts with our state partners of approximately $1.2 billion, as well as net risk-adjusted premiums receivable under our MA and PDP contracts of approximately $186.7 million.
Medicaid Risk-Adjusted Premiums and Retroactive Rate Changes

As discussed further in Note 2 - Summary of Significant Accounting Policies to the consolidated financial statements included in our 2018 Form 10-K, Medicaid premium rate changes are recognized in the period the change becomes effective, when the effect of the change in the rate is reasonably estimable and collection is assured. In some instances, our Medicaid premiums are subject to risk score adjustments based on the health profile of our membership. Generally, the risk score is determined by the state agency's analysis of encounter submissions of processed claims data to determine the acuity of our membership relative to the entire state's Medicaid membership. The frequency of when states adjust premiums varies, but is usually done quarterly or semi-annually on a retrospective basis. We recognize periodic changes to risk-adjusted premiums as revenue when the amounts are determinable and collection is reasonably assured. Premiums receivable in our condensed consolidated balance sheets include net risk-adjusted premiums receivable from our Medicaid state partners related to retroactive rate changes and risk score adjustments of $277.9 million and $54.4 million as of September 30, 2019 and December 31, 2018, respectively.
Medicare Part D Settlements
We receive certain Part D prospective subsidy payments from the Centers for Medicare & Medicaid Services ("CMS") for our MA and PDP members as a fixed monthly per member amount, based on the estimated costs of providing prescription drug benefits over the plan year, as reflected in our bids. A discussion of the subsidy components under Part D is included in Note 2 - Summary of Significant Accounting Policies to the consolidated financial statements included in our 2018 Form 10-K. CMS will fully reimburse these subsidies, or recoup overpaid subsidies made during the plan year, as part of its annual settlement process that typically occurs in the fourth quarter of the subsequent year and, accordingly, there is no insurance risk to us. Therefore, amounts received for these subsidies are not considered premium revenue, and are reported, net of the subsidy benefits paid, as funds receivable (payable) for the benefit of members in the condensed consolidated balance sheets. As of December 31, 2018, our condensed consolidated balance sheet primarily includes CMS Part D payables for the 2018 plan year. Our condensed consolidated balance sheet as of September 30, 2019 primarily includes a payable for the 2019 and 2018 plan years. We expect to settle a majority of the 2018 net payable during the remainder of 2019.

ACA Industry Fee

The ACA imposed certain new taxes and fees, including an annual premium-based health insurance industry assessment (the "ACA industry fee") on health insurers, which began in 2014. In January 2018, Congress approved a one-year moratorium of the ACA industry fee for 2019, which also eliminated the Medicaid ACA industry fee reimbursement from our state government partners for 2019. Accordingly, we did not incur ACA industry fee expense nor recognize any Medicaid ACA industry fee reimbursement revenue for the three and nine months ended September 30, 2019. We incurred $86.5 million and $247.0 million for the ACA industry fee for the three and nine months ended September 30, 2018, respectively. Additionally, we recognized $71.5 million and $199.0 million of Medicaid ACA industry fee reimbursement revenue as premium revenue for the three and nine months ended September 30, 2018, respectively. During September 2018, we remitted a total of $388.5 million to the Internal Revenue Service ("IRS") for our portion of the ACA Industry fee assessed for 2018, including $66.5 million remitted for the recently acquired Meridian business.

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

2. CENTENE PLAN OF MERGER, PROPOSED DIVESTITURES AND COMPLETED ACQUISITIONS

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

Proposed Divestitures

On September 26, 2019, in connection with the previously announced Centene Transaction, we entered into a definitive agreement with Anthem, Inc. ("Anthem") under which Anthem will acquire our Missouri and Nebraska health plans. The closing of the transaction with Anthem is subject to U.S. federal antitrust clearance, receipt of state regulatory approvals and certain other customary closing conditions, as well as the closing of the Centene Transaction. The sale price is not material and the transaction is not expected to have a material effect on our consolidated results of operations, financial condition or cash flows.

Aetna Medicare Part D Asset Acquisition

As discussed in Note 1 - Organization, Basis of Presentation and Significant Accounting Policies of this 2019 Form 10-Q, we completed the purchase of Aetna's Part D membership for total cash consideration of $115.8 million, including subsequent purchase price adjustments. These membership assets are recorded within other intangible assets, net in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, and have a weighted-average useful life of eight years beginning in 2020. Per the terms of the agreement, Aetna provides administrative services to, and retains financial risk of, the Aetna Part D membership through 2019. Therefore, the Aetna Part D membership is excluded from our membership and has had, or is expected to have, an immaterial effect on our results of operations until January 1, 2020.

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

Assets	(in millions)
Cash, cash equivalents and restricted cash	$484.4
Investments, including restricted investments	180.4
Premiums receivable, net	379.6
Other current assets	139.2
Property, equipment and capitalized software, net	49.3
Goodwill	1,598.2
Other intangible assets, net	543.5
Fair value of total assets acquired	$3,374.6

Liabilities
Medical benefits payable	$534.3
ACA Fee liability	66.5
Other liabilities	253.7
Fair value of liabilities assumed	854.5
Fair value of net assets acquired	$2,520.1

The fair value results from judgments about future events, which reflect certain uncertainties and rely on estimates and assumptions. The judgments used to determine the fair value assigned to each class of assets acquired and liabilities assumed, as well as intangible asset lives, can materially affect our operating results. As of the Effective Date, the expected fair value of all current assets and liabilities approximated their historical cost. For certain noncurrent assets and liabilities, we have made fair value adjustments based on information reviewed through the end of the measurement period.

Identifiable intangible assets acquired

As disclosed at December 31, 2018, under the Hart-Scott-Rodino Antitrust Improvements Act and other relevant laws and regulations, there were significant limitations on our ability to obtain specific information about Meridian's intangible assets prior to completion of the acquisition in September 2018. As a result, certain assumptions inherent in the development of intangible asset fair values were preliminary as of December 31, 2018.

During the nine months ended September 30, 2019, we received updated information regarding facts and circumstances which existed as of the Effective Date that affected certain assumptions utilized in the preliminary purchase price valuation. As a result, we recorded measurement period adjustments, which reduced total identifiable intangible assets and deferred tax liabilities by $50.5 million and $22.9 million, respectively, during the nine months ended September 30, 2019. These two items and certain working capital adjustments as of the Effective Date, resulted in a net increase to goodwill.  The effect to our statement of operations was immaterial for all periods presented.

As of September 30, 2019, our final allocation of the Meridian purchase price to identifiable intangible assets acquired reflects our final assumptions of membership attrition rates, discount rates selected to measure the risks inherent in the future cash flows and working capital adjustments.

The following table summarizes the final fair values and weighted average useful lives for identifiable intangible assets acquired in the Meridian acquisition as of the Effective Date of the acquisition.

	Gross Fair Value (in millions)	Weighted Average Useful Life (in years)
Membership	$326.8	8.2
Tradenames	113.8	4.9
Provider network	8.3	15.0
Technology and other	94.6	5.8
Total	$543.5	7.2

Goodwill

We recorded $1.6 billion for the valuation of goodwill for the excess of the purchase price over the estimated fair value of the net assets acquired and primarily represents synergies expected from the acquisition and the assembled workforce. The recorded goodwill related to the acquisition is deductible for tax purposes.

Deferred taxes

The Meridian acquisition included taxable and nontaxable components resulting in differences in amounts recognized for GAAP and tax purposes. In both taxable and nontaxable business combinations, the amounts assigned to the individual assets acquired and liabilities assumed for financial statement purposes are often different from the amounts assigned or carried forward for tax purposes. We recorded a $23.6 million deferred tax liability based on the estimated bases differences.

Goodwill

A summary of changes in our goodwill, including the allocation of Meridian goodwill, by reportable segment is as follows for the nine months ended September 30, 2019:

	Medicaid Health Plans	Medicare Health Plans	Corporate and Other	Not Assigned	Total
Balance as of December 31, 2018	$274.7	$392.3	$—	$1,560.7	$2,227.7
Acquisition related adjustments	1,416.3	119.0	62.9	(1,560.7)	37.5
Balance as of September 30, 2019	$1,691.0	$511.3	$62.9	$—	$2,265.2

Unaudited Pro Forma Financial Information

The results of operations and financial condition for the Meridian acquisition have been included in our condensed consolidated financial statements since the Effective Date. The unaudited pro forma financial information presented below reflects our 2018 acquisition of Meridian, assuming the acquisition occurred as of January 1, 2018. Pro forma results are not provided for the three and nine months ended September 30, 2019, as Meridian's operations were included in our results of operations for this time period.

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

	Pro Forma - Unaudited
(in millions, except per share data)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Total revenues	$5,869.8	$17,337.8
Net income	$106.9	$355.2

Earnings per common share:
Basic	$2.14	$7.12
Diluted	$2.11	$7.03

Weighted average common shares outstanding:
Basic	49,976,863	49,949,219
Diluted	50,648,578	50,514,031

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

Our Medicaid operations in Florida, Illinois and Kentucky individually account for 10% or more of our consolidated premium revenue for the three and nine months ended September 30, 2019. These states and the respective Medicaid premium revenue as a percentage of total consolidated premium revenue are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Florida	20%	13%	19%	13%
Illinois	13%	*	13%	*
Kentucky	10%	13%	10%	14%

*Our Illinois Medicaid health plan accounted for less than 10% of our consolidated premium revenue for the three and nine months ended September 30, 2018.

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

	Medicaid Health Plan	Medicare Health Plan	Medicare PDP	Corporate & Other	Consolidated
For the Three Months Ended September 30, 2019	(in millions)
Premium	$4,877.5	$1,841.4	$241.2	$5.5	$6,965.6
Products and services	—	—	—	132.1	132.1
Total premium and products and services revenues	4,877.5	1,841.4	241.2	137.6	7,097.7

Medical benefits	4,308.7	1,533.5	182.7	0.8	6,025.7
Costs of products and services	—	—	—	128.9	128.9
ACA industry fee	—	—	—	—	—
Medicaid premium taxes	35.6	—	—	—	35.6
Total gross margin expenses	4,344.3	1,533.5	182.7	129.7	6,190.2

Gross margin	533.2	307.9	58.5	7.9	907.5

Investment and other income	—	—	—	42.5	42.5
Other expenses	—	—	—	(656.7)	(656.7)
Income from operations	$533.2	$307.9	$58.5	$(606.3)	$293.3

For the Three Months Ended September 30, 2018
Premium	$3,223.3	$1,582.0	$182.3	$1.2	$4,988.8
Products and services	—	—	—	34.6	34.6
Total premium and products and services revenues	3,223.3	1,582.0	182.3	35.8	5,023.4

Medical benefits	2,738.1	1,340.8	115.1	1.0	4,195.0
Costs of products and services	—	—	—	33.5	33.5
ACA industry fee	54.4	27.5	4.6	—	86.5
Medicaid premium taxes	31.5	—	—	—	31.5
Total gross margin expenses	2,824.0	1,368.3	119.7	34.5	4,346.5

Gross margin	399.3	213.7	62.6	1.3	676.9

Investment and other income	—	—	—	34.7	34.7
Other expenses	—	—	—	(503.0)	(503.0)
Income from operations	$399.3	$213.7	$62.6	$(467.0)	$208.6

	Medicaid Health Plan	Medicare Health Plan	Medicare PDP	Corporate & Other	Consolidated
For the Nine Months Ended September 30, 2019	(in millions)
Premium	$14,055.8	$5,557.3	$789.3	$14.8	$20,417.2
Products and services	—	—	—	374.6	374.6
Total premium and products and services revenues	14,055.8	5,557.3	789.3	389.4	20,791.8

Medical benefits	12,599.5	4,627.2	651.7	6.1	17,884.5
Costs of products and services	—	—	—	363.9	363.9
ACA industry fee	—	—	—	—	—
Medicaid premium taxes	99.0	—	—	—	99.0
Total gross margin expenses	12,698.5	4,627.2	651.7	370.0	18,347.4

Gross margin	1,357.3	930.1	137.6	19.4	2,444.4

Investment and other income	—	—	—	120.7	120.7
Other expenses	—	—	—	(1,845.6)	(1,845.6)
Income from operations	$1,357.3	$930.1	$137.6	$(1,705.5)	$719.5

For the Nine Months Ended September 30, 2018
Premium	$8,899.4	$4,684.9	$642.2	$1.2	$14,227.7
Products and services	—	—	—	34.6	34.6
Total premium and products and services revenues	8,899.4	4,684.9	642.2	35.8	14,262.3

Medical benefits	7,601.1	3,929.8	491.1	1.0	12,023.0
Costs of products and services	—	—	—	33.5	33.5
ACA industry fee	151.5	81.8	13.7	—	247.0
Medicaid premium taxes	94.2	—	—	—	94.2
Total gross margin expenses	7,846.8	4,011.6	504.8	34.5	12,397.7

Gross margin	1,052.6	673.3	137.4	1.3	1,864.6

Investment and other income	—	—	—	81.0	81.0
Other expenses	—	—	—	(1,341.9)	(1,341.9)
Income from operations	$1,052.6	$673.3	$137.4	$(1,259.6)	$603.7

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

The calculation of the weighted-average common shares outstanding — diluted is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Weighted-average common shares outstanding — basic	50,313,901	47,712,712	50,240,480	45,692,804
Dilutive effect of outstanding stock-based compensation awards	532,501	671,715	593,024	594,812
Weighted-average common shares outstanding — diluted	50,846,402	48,384,427	50,833,504	46,287,616
Anti-dilutive stock-based compensation awards excluded from computation	121,960	136,428	104,439	184,964

5. INVESTMENTS

The Company considers all of its investments as available-for-sale securities. Excluding restricted cash, cash equivalents and investments, the amortized cost, gross unrealized gains or losses and estimated fair value of short-term and long-term investments by security type are summarized in the following tables.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2019
Debt securities:
Asset-backed securities	$367.5	$1.3	$(0.1)	$368.7
Corporate debt securities	1,516.1	11.5	(1.3)	1,526.3
Municipal securities	154.6	3.2	(0.1)	157.7
Residential mortgage-backed securities	307.2	1.0	(0.4)	307.8
Short-term time deposits	137.2	—	—	137.2
Government and agency obligations	26.4	—	—	26.4
Other securities	149.2	0.8	(0.3)	149.7
Total debt securities	2,658.2	17.8	(2.2)	2,673.8
Equity securities(1)	468.5	—	—	468.5
Total	$3,126.7	$17.8	$(2.2)	$3,142.3
December 31, 2018
Asset-backed securities	$144.7	$—	$(0.5)	$144.2
Corporate debt securities	943.0	0.5	(10.1)	933.4
Municipal securities	199.6	0.6	(0.9)	199.3
Residential mortgage-backed securities	7.2	—	(0.2)	7.0
Short-term time deposits	242.2	—	—	242.2
Government and agency obligations	44.9	—	(0.1)	44.8
Other securities	72.5	—	(0.1)	72.4
Total(1)	$1,654.1	$1.1	$(11.9)	$1,643.3

(1) Investments in equity securities primarily consists of exchange traded funds in fixed income and preferred and hybrid securities. Equity securities were not material as of December 31, 2018.

As of September 30, 2019, approximately 97% of our investments consist of investment-grade debt securities. These investment-grade securities have a weighted average credit rating of A+ as designated by a nationally recognized statistical rating organization. The below investment-grade debt securities have a weighted average credit rating of BB (the higher end of the below investment-grade rating scale).

Contractual maturities of debt securities at September 30, 2019 are as follows:

	Amortized Cost	Fair Value
Due in one year or less	$952.4	$953.2
Due after one year through five years	676.7	682.6
Due after five years through ten years	221.4	227.8
Due after ten years	26.6	26.8
Asset-backed and mortgage-backed securities	781.1	783.4
Total	$2,658.2	$2,673.8

Actual maturities may differ from contractual maturities due to the exercise of pre-payment options.

We sold available-for-sale investments totaling $1.4 billion and $252.4 million during the three months ended September 30, 2019 and 2018, respectively, and $2.8 billion and $471.2 million during the nine months ended September 30, 2019 and 2018, respectively. Realized gains and losses resulting from sales and redemptions of our available-for-sale investments were immaterial for all periods presented. Additionally, we did not realize any other-than-temporary impairment during any of these periods.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2019
Cash	$4.7	$—	$—	$4.7
Money market funds	121.6	—	—	121.6
U.S. government securities and other	191.6	—	—	191.6
Total	$317.9	$—	$—	$317.9
December 31, 2018
Cash	$11.3	$—	$—	$11.3
Money market funds	51.4	—	—	51.4
U.S. government securities and other	172.5	—	(0.5)	172.0
Total	$235.2	$—	$(0.5)	$234.7

Realized gains and losses on sales and redemptions of our restricted cash, cash equivalents and investments were not material for the three and nine months ended September 30, 2019 and 2018.

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

Our Compensation Committee awards certain equity-based compensation under our stock plans, including restricted stock units ("RSUs") and performance stock units ("PSUs"). Compensation expense related to our stock-based compensation awards was $17.1 million and $21.4 million for the three months ended September 30, 2019 and 2018, respectively, and $58.9 million and $51.5 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was $89.4 million of unrecognized compensation cost related to unvested stock-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.7 years. The unrecognized compensation cost for certain of our PSUs, which are subject to variable accounting, was determined based on our closing common stock price of $259.17 as of September 30, 2019 and amounted to approximately $23.7 million of the total unrecognized compensation cost. Due to the nature of the accounting for these awards, future compensation cost will fluctuate based on changes in our common stock price. We estimate stock-based compensation expense based on awards ultimately expected to vest over the related service period (generally the vesting period) of the award, or to an employee’s eligible retirement date under the award agreement, if earlier. We make assumptions of forfeiture rates at the time of grant and continuously reassess our assumptions based on actual forfeiture experience.

A summary of RSU and PSU award activity, at target, for the nine months ended September 30, 2019, is presented in the table below. For our PSUs, shares attained over target upon vesting are reflected as awards granted during the period, while shares canceled due to vesting below target are reflected as awards forfeited during the period.

	RSUs	PSUs	Total
Outstanding as of January 1, 2019	253,235	606,708	859,943
Granted	113,276	352,683	465,959
Vested	(126,103)	(360,344)	(486,447)
Forfeited	(13,959)	(32,096)	(46,055)
Outstanding as of September 30, 2019	226,449	566,951	793,400

The weighted-average grant-date fair value of all equity awards granted during the nine months ended September 30, 2019 was $308.55.

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

8. DEBT

The following table summarizes our outstanding debt obligations and their classification in the accompanying condensed consolidated balance sheets (in millions):

	September 30, 2019	December 31, 2018
Long-term debt, net:
5.25% Senior Notes, due April 1, 2025	$1,200.0	$1,200.0
5.375% Senior Notes, due August 15, 2026	750.0	750.0
Revolving Credit Facility	100.0	200.0
Debt issuance costs	(20.9)	(23.6)
Total long-term debt, net	$2,029.1	$2,126.4

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

The 2026 Notes and 2025 Notes are classified as long-term debt in our condensed consolidated balance sheet at September 30, 2019, based on their maturity date. Refer to Note 10 - Debt to the consolidated financial statements included in our 2018 Form 10-K for additional information regarding these 2026 Notes and 2025 Notes, including applicable covenants.

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

During the nine months ended September 30, 2019, we made net repayments of $100.0 million on the outstanding balance under our Revolving Credit Facility, and as a result, there was $100.0 million outstanding as of September 30, 2019. These borrowings are classified as long-term debt in accordance with the contractual terms of the Amended and Restated Credit Agreement.

As of September 30, 2019, and the date of this filing, we were in compliance with all covenants under the 2026 Notes, the 2025 Notes and the Amended and Restated Credit Agreement.

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

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis at September 30, 2019 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Debt securities:
Asset-backed securities	$368.7	$—	$368.7	$—
Corporate debt securities	1,526.3	—	1,526.3	—
Municipal securities	157.7	—	157.7	—
Residential mortgage-backed securities	307.8	—	307.8	—
Short-term time deposits	137.2	—	137.2	—
Government and agency obligations	26.4	26.4	—	—
Other securities	149.7	42.9	106.8	—
Total debt securities	2,673.8	69.3	2,604.5	—
Equity securities(1)	468.5	466.4	2.1	—
Total investments	$3,142.3	$535.7	$2,606.6	$—
Restricted cash, cash equivalents and investments:
Cash	$4.7	$4.7	$—	$—
Money market funds	121.6	121.6	—	—
U.S. government securities and other	191.6	191.4	0.2	—
Total restricted cash, cash equivalents and investments	$317.9	$317.7	$0.2	$—

(1) Investments in equity securities primarily consists of exchange traded funds in fixed-income and preferred and hybrid securities.

Assets and liabilities measured at fair value on a recurring basis at December 31, 2018 are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Asset-backed securities	$144.2	$—	$144.2	$—
Corporate debt securities	933.4	—	933.4	—
Municipal securities	199.3	—	199.3	—
Residential mortgage-backed securities	7.0	—	7.0	—
Short-term time deposits	242.2	—	242.2	—
Government and agency obligations	44.8	44.8	—	—
Other securities	72.4	49.8	22.6	—
Total Investments(1)	$1,643.3	$94.6	$1,548.7	$—
Restricted cash, cash equivalents and investments:
Cash	$11.3	$11.3	$—	$—
Money market funds	51.4	51.4	—	—
U.S. government securities and other	172.0	171.8	0.2	—
Total restricted cash, cash equivalents and investments	$234.7	$234.5	$0.2	$—

 (1) Equity securities were not material as of December 31, 2018.

The following table presents the carrying value and fair value of our long-term debt outstanding as of September 30, 2019 and December 31, 2018:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term debt - September 30, 2019	2,029.1	2,054.4	100.0	—
Long-term debt - December 31, 2018	2,126.4	1,885.2	200.0	—

The fair value of our 2026 Notes and 2025 Notes were determined based on quoted market prices; therefore, would be classified within Level 1 of the fair value hierarchy. The fair value of obligations outstanding under our Revolving Credit Facility, as of September 30, 2019 and December 31, 2018, approximated the carrying value and would be classified within Level 2 of the fair value hierarchy.

10. MEDICAL BENEFITS PAYABLE

A reconciliation of the beginning and ending balances of medical benefits payable, by segment, is as follows:

	For the Nine Months Ended September 30, 2019
	Medicaid Health Plans	Medicare Health Plans	Medicare PDPs	Corporate and Other (2)	Consolidated
Beginning balance (1)	$2,012.8	$823.5	$59.1	$2.0	$2,897.4
Acquisitions	—	—	—	—	—

Medical benefits incurred related to:
Current year	12,885.1	4,732.1	700.2	7.2	18,324.6
Prior years	(285.6)	(104.9)	(48.5)	(1.1)	(440.1)
Total	12,599.5	4,627.2	651.7	6.1	17,884.5

Medical benefits paid related to:
Current year	(10,936.0)	(3,858.4)	(628.4)	(5.5)	(15,428.3)
Prior years	(1,384.3)	(600.7)	(3.8)	(0.9)	(1,989.7)
Total	(12,320.3)	(4,459.1)	(632.2)	(6.4)	(17,418.0)
Ending balance (1)	$2,292.0	$991.6	$78.6	$1.7	$3,363.9

(1) The Medicaid Health Plans and Consolidated beginning balance for 2019 include a premium deficiency reserve for our Illinois Medicaid programs ("Illinois PDR"), which amounted to $16.1 million at December 31, 2018. There was no Illinois PDR at September 30, 2019. See Note 2 - Summary of Significant Accounting Policies in our 2018 Form 10-K for further discussion.
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
					—
Medical benefits paid related to:
Current year	(6,562.2)	(3,382.3)	(502.9)	(0.8)	(10,448.2)
Prior years	(889.3)	(488.3)	30.0	(0.1)	(1,347.7)
Total	(7,451.5)	(3,870.6)	(472.9)	(0.9)	(11,795.9)
Ending balance (1)	$2,001.0	$828.8	$68.8	$2.8	$2,901.4

(1) The Medicaid Health Plans and Consolidated beginning and ending balances for 2018 include a premium deficiency reserve for our Illinois Medicaid program ("Illinois PDR"), which amounted to $20.6 million and $45.6 million at September 30, 2018 and December 31, 2017, respectively.

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

Medical benefits payable developed favorably by approximately $440.1 million and $393.2 million for the nine months ended September 30, 2019 and 2018, respectively. The release of the provision for moderately adverse conditions included in our prior year estimates was substantially offset by the provision for moderately adverse conditions established for claims incurred in the current year. Accordingly, the favorable development in our estimate of medical benefits payable related to claims incurred in prior years does not directly correspond to a decrease in medical benefits expense recognized during the period in which the favorable development is recognized.

Excluding the prior year development related to the release of the provision for moderately adverse conditions, our estimates of consolidated medical benefits payable developed favorably by approximately $247.0 million and $215.2 million for the nine months ended September 30, 2019 and 2018, respectively. Such amounts are net of the development relating to refunds due to government customers with minimum loss ratio provisions. The net favorable development recognized in both 2019 and 2018 resulted primarily due to a number of operational and clinical initiatives planned and executed, that contributed to lower than expected pharmacy and medical trends, and actual claim submission time being faster than we originally assumed (i.e., our completion factors were higher than we originally assumed) in establishing our medical benefits payable in the prior years. This development does not directly correspond to an increase in our current year operating results as these reductions were offset by estimated current period medical benefits expense when we established our estimate of the current year medical benefits payable. Both completion factor and medical trend assumptions are influenced by utilization levels, unit costs, mix of business, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, our ability and practices to manage medical and pharmaceutical costs, claim submission patterns and operational changes resulting from business combinations, among others. Our actual costs were ultimately less than expected.

Our Meridian acquisition in September 2018 resulted in an increase to medical benefits payable as of the acquisition date. See Note 2 - Centene Plan of Merger, Proposed Divestitures and Completed Acquisitions, for additional information on the Meridian acquisitions.

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
For the three and nine months ended September 30, 2019 operating lease expense of $19.0 million and $53.7 million, respectively, was recorded as SG&A expense in our condensed consolidated statement of comprehensive income.
Balance sheet information related to our operating leases was as follows (in millions):

	Classification	September 30, 2019
Assets:
Right of use assets	Other assets	$247.0

Liabilities:
Current	Accounts payable and accrued expenses	$37.3
Noncurrent	Other liabilities	231.2
Total liabilities		$268.5

As of September 30, 2019 the weighted-average remaining lease term was 7.9 years. Our lease agreements do not provide a readily determinable implicit rate nor is it available to us from our lessors. Instead, we estimate our incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value. The weighted-average discount rate of our operating leases was 5.9%, as of September 30, 2019.

Supplemental cash flow information related to our operating leases is as follows (in millions):

Nine Months Ended September 30, 2019
Cash paid for operating leases	$36.0
Leased assets obtained in exchange for new operating lease liabilities	22.9

Maturities of our operating lease liabilities are as follows (in millions):

September 30, 2019
2019 (remaining)	$13.2
2020	50.0
2021	49.3
2022	42.5
2023	37.9
2024	35.7
Thereafter	115.2
Total lease payments	$343.8
Less: imputed interest	$75.3
Present value of lease liabilities	$268.5

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

12. INCOME TAXES

Our effective income tax rate on pre-tax income was 23.2% and 22.5% for the three and nine months ended September 30, 2019, respectively, compared with 39.3% and 36.4% for the three and nine months ended September 30, 2018, respectively. The year-over-year decrease was primarily driven by the one-year moratorium on the non-deductible ACA industry fee for 2019 and higher excess tax benefits resulting from the settlement of stock-compensation awards in 2019.

There were no significant changes to unrecognized tax benefits for the three and nine months ended September 30, 2019. Our unrecognized tax benefits are not expected to change significantly during the next 12 months.

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

The following table summarizes the total assets and liabilities of our discontinued operations:

	September 30, 2019	December 31, 2018
	(in millions)
Assets
Cash and cash equivalents	$0.5	$0.1
Investments	49.9	42.8
Reinsurance recoverables	166.4	170.2
Other assets	0.5	0.5
Total Assets	$217.3	$213.6

Liabilities
Reserves and other policy liabilities	$164.1	$166.9
Other liabilities	53.2	46.7
Total liabilities	$217.3	$213.6

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

In connection with these matters, we have advanced to the five individuals legal fees and related expenses from the inception of the investigations through September 30, 2019, the cumulative amounts of which has not changed materially from December 31, 2018. We expense these costs as incurred and classify the costs as SG&A expense incurred in connection with the investigations and related matters.

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

On July 1, 2019, the plaintiffs in Stein v. WellCare and Kent v. WellCare filed notices of voluntary dismissal. On September 24, 2019, the plaintiff in Clark v. WellCare filed a notice of voluntary dismissal. On October 8, 2019, the plaintiff in Seabaugh v. WellCare filed a notice of voluntary dismissal.

Additional lawsuits arising out of or relating to the Merger Agreement, the Proxy Statement and/or the Centene Transaction may be filed in the future. WellCare intends to vigorously defend against any lawsuits challenging the merger.  However, there can be no assurance that defendants will be successful in the outcome of any potential future lawsuits. One of the conditions to completion of the Centene Transaction is the absence of any applicable injunction or other order being in effect that prohibits completion of the Centene Transaction. Accordingly, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Centene Transaction, then that injunction may delay or prevent the Centene Transaction from being completed, or from being completed within the expected timeframe.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Form 10-Q for the quarterly period ended September 30, 2019 ("2019 Form 10-Q"), which are not historical fact may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we intend such statements to be covered by the safe harbor provisions for forward-looking statements contained therein. Such statements, which may address, among other things, our financial outlook, the timing of the launch of new programs, pending new Medicaid contracts, the appropriation and payment to us by state governments of Medicaid premiums receivable, approval, financial and other effects of the proposed acquisition of us (the "Centene Transaction") by Centene Corporation ("Centene"), rate changes, market acceptance of our products and services, our ability to finance growth opportunities, our ability to respond to changes in laws and government regulations, including any repeal, replacement or modification of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA"), implementation of our growth strategies, projected capital expenditures, liquidity and the availability of additional funding sources may be found in this Item of this 2019 Form 10-Q and elsewhere in this report generally. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "targets," "predicts," "potential," "continues" or the negative of such terms or other comparable terminology. Forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. Please refer to the Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 ("2018 Form 10-K") and in Part II, Item 1A of this 2019 Form 10-Q. These forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, as they are based on management's expectations and beliefs about future events and circumstances. Given the risks and uncertainties inherent in forward-looking statements, any of our forward-looking statements could be incorrect and investors are cautioned not to place undue reliance on any of our forward-looking statements. Subsequent events and developments may cause actual results to differ, perhaps materially, from our forward-looking statements. We undertake no duty and expressly disclaim any obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

OVERVIEW

Introduction

WellCare Health Plans, Inc. (the "Company," "we," "us," or "our") focuses primarily on providing government-sponsored managed care services to families, children, seniors and individuals with complex medical needs primarily through Medicaid, Medicare Advantage ("MA") and Medicare Prescription Drug Plans ("PDP"), as well as individuals in the Health Insurance Marketplace. As of September 30, 2019, we served approximately 6.4 million members nationwide. As of September 30, 2019, we operated Medicaid health plans, including states where we receive Medicaid premium revenues associated with dually eligible special needs plans, in Arizona, Florida, Georgia, Hawaii, Illinois, Kentucky, Michigan, Missouri, Nebraska, New Jersey, New York, South Carolina and Texas.

As of September 30, 2019, we also operated MA coordinated care plans ("CCPs") in Alabama, Arizona, Arkansas, California, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Kentucky, Louisiana, Maine, Michigan, Mississippi, New Jersey, New York, North Carolina, Ohio, South Carolina, Tennessee and Texas, as well as stand-alone Medicare PDP nationwide.

Summary of Consolidated Financial Results

Summarized below are the key highlights for the three and nine months ended September 30, 2019. For additional information, refer to "Results of Operations" below, which discusses both consolidated and segment results.

▪
Membership at September 30, 2019 increased by 842,000, or 15.3%, compared with September 30, 2018. The increase was driven by organic growth primarily in our Florida Medicaid health plan and our Medicare PDP segment.

▪
Premiums increased 39.6% and 43.5% for the three and nine months ended September 30, 2019, respectively, compared with the same periods in 2018, reflecting our acquisition of Meridian in September 2018, additional members in our Florida Medicaid health plan, and organic growth in our Medicare Health Plans and Medicare PDP segments. These increases were partially offset by the 2019 ACA Fee Moratorium (discussed in Key Developments and Accomplishments below).

▪
Net Income increased $110.4 million and $191.3 million for the three and nine months ended September 30, 2019, respectively, compared with the same periods in 2018, primarily driven by organic growth, continued improvement in operational execution across all segments and the acquisition of Meridian in September 2018.

Key Developments and Accomplishments

Presented below are key developments and accomplishments relating to progress on our business strategy that have affected, or are expected to affect, our results:

•
On September 26, 2019, in connection with the previously announced Centene Transaction, we entered into a definitive agreement with Anthem, Inc. ("Anthem") under which Anthem will acquire our Missouri and Nebraska health plans. The closing of the transaction with Anthem is subject to U.S. federal antitrust clearance, receipt of state regulatory approvals and certain other customary closing conditions, as well as the closing of the Centene Transaction.

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

•
In February 2019, we received notice from the North Carolina Department of Health and Human Services (“DHHS”) that we were awarded a contract to administer the state’s Medicaid Prepaid Health Plans, which is subject to a protest process. DHHS has selected four health plans, including us, to serve North Carolina's Medicaid beneficiaries on a statewide basis. One additional health plan led by providers was selected to operate health plans in certain regions. The state is expected to implement the new managed care program for its 1.6 million Medicaid beneficiaries beginning February 1, 2020.

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

Political and Regulatory Developments

Our 2020 PDP bids resulted in one of our basic plans being below the benchmarks in 32 of 34 CMS regions, and within the de minimis range in two other regions, compared with our 2019 PDP bids in which we were below the benchmarks in 21 of the 34 CMS regions, and within the de minimis range in ten other regions.

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

In October 2019, CMS announced 2020 MA and PDP Star Ratings. Two of our 38 active MA contracts, serving certain members in California and Florida, received an overall rating of 4.0 stars or higher and served approximately 24.4% of our total MA membership as of September 30, 2019.

Additionally, nine of our MA contracts, serving approximately 54.2% of our total MA membership as of September 30, 2019, received an overall rating of 3.5 stars and served certain members in Arkansas, Connecticut, Georgia, Illinois, Kentucky, Maine, Mississippi, New York, North Carolina, South Carolina and Texas.

RESULTS OF OPERATIONS

Condensed Consolidated Financial Results

The following tables set forth condensed consolidated statements of operations data, as well as other key data used in our results of operations discussion for the three and nine months ended September 30, 2019, compared with the same periods in 2018.

	For the Three Months Ended September 30,		Percentage	For the Nine Months Ended September 30,		Percentage
	2019	2018	Change	2019	2018	Change
Revenues:	(Dollars in millions)			(Dollars in millions)
Premium	$6,965.6	$4,988.8	39.6%	$20,417.2	$14,227.7	43.5%
Products and services	132.1	34.6	281.8%	374.6	34.6	982.7%
Investment and other income	42.5	34.7	22.5%	120.7	81.0	49.0%
Total revenues	7,140.2	5,058.1	41.2%	20,912.5	14,343.3	45.8%

Expenses:
Medical benefits	6,025.7	4,195.0	43.6%	17,884.5	12,023.0	48.8%
Costs of products and services	128.9	33.5	284.8%	363.9	33.5	986.3%
Selling, general and administrative	567.4	433.2	31.0%	1,558.0	1,167.0	33.5%
ACA industry fee	—	86.5	NM	—	247.0	NM
Medicaid premium taxes	35.6	31.5	13.0%	99.0	94.2	5.1%
Depreciation and amortization	59.9	46.2	29.7%	197.6	117.1	68.7%
Interest	29.4	23.6	24.6%	90.0	57.8	55.7%
Total expenses	6,846.9	4,849.5	41.2%	20,193.0	13,739.6	47.0%
Income before income taxes and equity in losses of unconsolidated subsidiaries	293.3	208.6	40.6%	719.5	603.7	19.2%
Equity in earnings (losses) of unconsolidated subsidiaries	20.4	6.6	209.1%	22.9	(0.1)	NM
Income before income taxes	313.7	215.2	45.8%	742.4	603.6	23.0%
Income tax expense	72.7	84.6	(14.1)%	167.2	219.7	(23.9)%
Net income	$241.0	$130.6	84.5%	$575.2	$383.9	49.8%
Effective tax rate	23.2%	39.3%	(16.1)%	22.5%	36.4%	(13.9)%

Membership

In the following tables, we have summarized membership for our business segments in each state that exceeded 5% of our total membership, as well as all other states in the aggregate, as of September 30, 2019 and 2018, respectively.

	September 30, 2019
State	Medicaid Health Plans(1)	Medicare Health Plans(1)	Medicare PDPs	Total Membership	Percentage of Total
Florida	1,028,000	105,000	72,000	1,205,000	19.0%
Illinois	789,000	28,000	60,000	877,000	13.8%
Michigan	492,000	24,000	58,000	574,000	9.0%
Georgia	492,000	52,000	26,000	570,000	9.0%
Kentucky	438,000	14,000	33,000	485,000	7.6%
Other states	845,000	340,000	1,448,000	2,633,000	41.5%
Health Insurance Marketplace(2)	—	—	—	6,000	0.1%
Total	4,084,000	563,000	1,697,000	6,350,000	100.0%

	September 30, 2018
State	Medicaid Health Plans(1)	Medicare Health Plans(1)	Medicare PDPs	Total Membership	Percentage of Total
Illinois	862,000	27,000	34,000	923,000	16.8%
Florida	735,000	96,000	29,000	860,000	15.6%
Georgia	502,000	50,000	15,000	567,000	10.3%
Michigan	512,000	19,000	44,000	575,000	10.4%
Kentucky	448,000	13,000	22,000	483,000	8.8%
New York	152,000	89,000	52,000	293,000	5.3%
Missouri	265,000	—	16,000	281,000	5.1%
Other states	427,000	250,000	844,000	1,521,000	27.6%
Health Insurance Marketplace(2)	—	—	—	5,000	0.1%
Total	3,903,000	544,000	1,056,000	5,508,000	100.0%

(1) Medicaid Health Plans and Medicare Health Plans membership includes members who are dually-eligible and participate in both our Medicaid and Medicare programs. The dually-eligible membership was 76,000 and 68,000 of our Medicaid and Medicare membership as of September 30, 2019 and 2018, respectively.
(2) Health Insurance Marketplace, included in our Corporate and Other category as it does not meet the quantification thresholds required by generally accepted accounting principles and therefore not individually reportable, includes members from Michigan. Total Michigan membership was 580,000 members as of September 30, 2019 and September 30, 2018.

As of September 30, 2019, membership increased approximately 842,000 members, or 15.3%, compared with September 30, 2018. Membership discussion by segment follows:

•
Medicaid Health Plans. Membership increased by 181,000 year-over-year, or 4.6%, to 4.1 million members as of September 30, 2019. The increase was primarily driven by organic membership growth primarily in our Florida Medicaid health plan. These increases were partially offset by net eligibility decreases in certain of our Medicaid markets.

•	Medicare Health Plans. Membership as of September 30, 2019 increased by 19,000 year-over-year, or 3.5%, to 563,000 members. The increase is a result of organic growth.

•
Medicare PDPs. Membership as of September 30, 2019 increased 641,000 year-over-year, or 60.7%, to 1.7 million members. The increase was primarily the result of organic growth through a new enhanced product offering in 2019.

Premium Revenue

Premium revenue increased by approximately $2.0 billion, or 39.6%, and $6.2 billion, or 43.5%, for the three and nine months ended September 30, 2019, respectively, compared with the same periods in 2018. The increases are primarily due to our acquisition of Meridian in September 2018, additional members in our Florida Medicaid health plan and organic growth in both our Medicare health plans and Medicare PDP segments. The increase was partially offset by the effect of the 2019 ACA Fee Moratorium.

Medical Benefits Expense

Medical benefits expense increased by approximately $1.8 billion, or 43.6%, and $5.9 billion, or 48.8%, for the three and nine months ended September 30, 2019, respectively, compared with the same periods in 2018. The increase was primarily driven by the acquisition of Meridian in September 2018, additional members in our Florida Medicaid health plan and organic growth in our Medicare health plans segment, partially offset by the continued performance in clinical and pharmacy execution.

Selling, General and Administrative ("SG&A") Expense

For the three and nine months ended September 30, 2019 and 2018, when applicable, SG&A expense included certain transaction and integration-related costs associated with the pending Centene Transaction, our acquisition of Aetna's Part D membership, our acquisition of Meridian in September 2018 and our acquisition of Universal American in April 2017 ("transaction and integration costs"). These costs include severance payments, retention costs, technology integration costs, advisory, legal and other professional fees that are reflected in SG&A expense in our condensed consolidated statements of comprehensive income. Additionally, for the three and nine months ended September 30, 2018, SG&A expense under GAAP includes aggregate costs related to previously disclosed government investigations and related litigation and resolution costs ("investigation costs"). Refer to Note 14 - Commitments and Contingencies within the condensed consolidated financial statements included in this 2019 Form 10-Q for additional discussion of these investigation costs. Although the above items may recur, we believe that by providing non-GAAP measurements exclusive of these items, we facilitate period-over-period comparisons and provide additional clarity about events and trends affecting our core operating performance, as well as providing comparability to competitor results. The investigation costs are related to a discrete incident, which we do not expect to reoccur. The transaction and integration costs are related to specific events, which do not reflect the underlying ongoing performance of our business. The non-GAAP financial measures should be considered in addition to, but not as a substitute for, or superior to, financial measures prepared in accordance with GAAP. Below is a reconciliation of these non-GAAP measures with the most directly comparable financial measure calculated in accordance with GAAP.

The reconciliation of SG&A expense, including and excluding such costs, is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)		(Dollars in millions)
SG&A expense (GAAP)	$567.4	$433.2	$1,558.0	$1,167.0
Adjustments:
Investigation costs	—	(0.1)	—	(0.3)
Transaction and integration costs	(26.6)	(13.1)	(49.6)	(25.5)
Adjusted SG&A expense (non-GAAP)	$540.8	$420.0	$1,508.4	$1,141.2
SG&A ratio (GAAP) (1)	7.9%	8.6%	7.5%	8.1%
Adjusted SG&A ratio (non-GAAP) (2)	7.6%	8.5%	7.2%	8.1%

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

Our SG&A expense, for the three and nine months ended September 30, 2019, increased approximately $134.2 million and $391.0 million, respectively, compared with the same periods in 2018. The increase was primarily the result of our acquisition of Meridian in September 2018 and staffing and infrastructure costs to support organic growth. Our SG&A ratio decreased 70 basis points and 60 basis points, respectively, for the three and nine months ended September 30, 2019, compared with the same periods in 2018, reflecting leverage in our SG&A on a higher revenue base as a result of our acquisition of Meridian in September 2018 and continued organic growth.

Our Adjusted SG&A expense, for the three and nine months ended September 30, 2019, increased approximately $120.8 million and $367.2 million, respectively, compared with the same periods in 2018. This increase was primarily the result of our acquisition of Meridian in September 2018 and staffing and infrastructure costs to support organic growth. Our Adjusted SG&A ratio decreased 90 basis points for both the three and nine months ended September 30, 2019, compared with the same periods in 2018 reflecting leverage in our SG&A on a higher revenue base as a result of our acquisition of Meridian in September 2018 and continued organic growth.

Income Tax Expense

Income tax expense for the three and nine months ended September 30, 2019, decreased $11.9 million, or 14.1%, and $52.5 million, or 23.9%, respectively, compared with the same periods in 2018. The effective tax rate, for the three and nine months ended September 30, 2019, decreased to 23.2% and 22.5%, respectively, compared with 39.3% and 36.4% for the same periods in 2018. The decrease in income tax expense and the effective tax rate is primarily driven by the effect of the 2019 ACA Fee Moratorium. The ACA industry fee, which was nondeductible for tax purposes, had the effect of increasing our income tax rate in 2018.

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

Reconciling Segment Results

The following table reconciles our reportable segment results to income from operations, as reported in accordance with GAAP.

	For the Three Months Ended September 30,		Percentage	For the Nine Months Ended September 30,		Percentage
	2019	2018	Change	2019	2018	Change
	(Dollars in millions)			(Dollars in millions)
Gross Margin
Medicaid Health Plans	$533.2	$399.3	33.5%	$1,357.3	$1,052.6	28.9%
Medicare Health Plans	307.9	213.7	44.1%	930.1	673.3	38.1%
Medicare PDPs	58.5	62.6	(6.5)%	137.6	137.4	0.1%
Corporate and Other (1)	7.9	1.3	507.7%	19.4	1.3	NM
Total gross margin	907.5	676.9	34.1%	2,444.4	1,864.6	31.1%
Investment and other income	42.5	34.7	22.5%	120.7	81.0	49.0%
Other expenses	(656.7)	(503.0)	30.6%	(1,845.6)	(1,341.9)	37.5%
Income from operations	$293.3	$208.6	40.6%	$719.5	$603.7	19.2%

(1) Corporate and other category includes businesses that are not individually reportable because they do not meet the quantitative thresholds required by generally accepted accounting principles.

Medicaid Health Plans

Our Medicaid Health Plans segment includes plans for beneficiaries of Temporary Assistance for Needy Families ("TANF"), Supplemental Security Income ("SSI"), Aged Blind and Disabled ("ABD"), Children's Health Insurance Program ("CHIP") and the Long-Term Services and Supports ("LTSS") program.

Medicaid Health Plans Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicaid Health Plans segment for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		Percentage	For the Nine Months Ended September 30,		Percentage
	2019	2018	Change	2019	2018	Change
	(Dollars in millions)			(Dollars in millions)
Premium revenue (1)	$4,841.9	$3,120.3	55.2%	$13,956.8	$8,606.2	62.2%
Medicaid premium tax reimbursement (1)	35.6	31.5	13.0%	99.0	94.2	5.1%
Medicaid ACA industry fee reimbursement (1)	—	71.5	NM	—	199.0	NM
Total premiums	4,877.5	3,223.3	51.3%	14,055.8	8,899.4	57.9%
Medical benefits expense	4,308.7	2,738.1	57.4%	12,599.5	7,601.1	65.8%
ACA industry fee	—	54.4	NM	—	151.5	NM
Medicaid premium tax	35.6	31.5	13.0%	99.0	94.2	5.1%
Gross margin	$533.2	$399.3	33.5%	$1,357.3	$1,052.6	28.9%

Medicaid Health Plans MBR (1)	88.3%	84.9%	3.4%	89.6%	85.4%	4.2%
Effect of:
Medicaid premium taxes	0.7%	0.9%		0.7%	0.9%
Medicaid ACA industry fee reimbursement	—%	2.0%		—%	2.0%
Medicaid Health Plans Adjusted MBR (1)	89.0%	87.8%	1.2%	90.3%	88.3%	2.0%

Medicaid membership at end of period:	4,084,000	3,903,000	4.6%
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

Medicaid total premiums increased $1.7 billion, or 51.3%, and $5.2 billion, or 57.9%, for the three and nine months ended September 30, 2019, respectively, compared with the same periods in 2018. The increases were primarily driven by net organic growth, including additional growth in our Florida Medicaid health plan, and our acquisition of Meridian in September 2018. The increases were partially offset by the effect of the 2019 ACA Fee Moratorium.

Excluding Medicaid premium taxes and the Medicaid ACA industry fee reimbursements, Medicaid premium revenue increased $1.7 billion, or 55.2%, and $5.4 billion or 62.2%, for the three and nine months ended September 30, 2019, respectively, compared with the same periods in 2018. The increase was primarily driven by net organic growth, including additional growth in our Florida Medicaid health plan, and our acquisition of Meridian in September 2018.

Medical benefits expense increased $1.6 billion, or 57.4%, and $5.0 billion, or 65.8%, for the three and nine months ended September 30, 2019, respectively, compared with the same periods in 2018. The increases were primarily resulting from net organic growth, including the additional growth in our Florida Medicaid health plans, and our acquisition of Meridian in September 2018. These increases were partially offset by the favorable result of continued performance in clinical and pharmacy execution.

Our Medicaid Health Plans segment MBR increased 340 basis points and 420 basis points, for the three and nine months ended September 30, 2019, respectively, compared with the same periods in 2018. The increase is primarily driven by net organic growth in our Florida health plan, where the newer products typically have a higher MBR, our Illinois health plan performance and the effect of the 2019 ACA Fee Moratorium. These increases were partially offset by net premium rate increases in certain of our Medicaid markets and the favorable result of continued performance in clinical and pharmacy execution.

Excluding the effect of Medicaid premium taxes and Medicaid ACA industry fee reimbursements, our Medicaid Health Plans Adjusted MBR increased by 120 basis points and 200 basis points for the three and nine months ended September 30, 2019, respectively, compared with the same periods in 2018. The increase is primarily driven by net organic growth in our Florida health plan, where the newer products typically have a higher MBR, and our Illinois health plan performance, partially offset by net premium rate increases in certain of our Medicaid markets and the favorable result of continued performance in clinical and pharmacy execution.

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

Medicare Health Plans Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare Health Plans segment for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		Percentage	For the Nine Months Ended September 30,		Percentage
	2019	2018	Change	2019	2018	Change
Medicare Health Plans:	(Dollars in millions)			(Dollars in millions)
Premium revenue	$1,841.4	$1,582.0	16.4%	$5,557.3	$4,684.9	18.6%
Medical benefits expense	1,533.5	1,340.8	14.4%	4,627.2	3,929.8	17.7%
ACA industry fee	—	27.5	NM	—	81.8	NM
Gross margin	$307.9	$213.7	44.1%	$930.1	$673.3	38.1%
MBR	83.3%	84.8%	(1.5)%	83.3%	83.9%	(0.6)%
Membership	563,000	544,000	3.5%

Medicare Health Plans premium revenue increased $259.4 million, or 16.4%, and $872.4 million, or 18.6%, for the three and nine months ended September 30, 2019, respectively, compared with the same periods in 2018, driven by organic growth and our acquisition of Meridian in September 2018.

Medical benefits expense increased $192.7 million, or 14.4%, and $697.4 million, or 17.7%, for the three and nine months ended September 30, 2019, respectively, compared with the same periods in 2018, driven by organic growth and our acquisition of Meridian in September 2018. The Medicare Health Plans segment MBR decreased 150 basis points and 60 basis points, respectively, for the three and nine months ended September 30, 2019, compared with the same periods in 2018. The decrease primarily resulted from our 2019 bid positioning and the favorable result of continued performance in clinical and pharmacy execution.

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

Medicare PDPs Results of Operations

The following table sets forth the summarized results of operations and other relevant performance measures for our Medicare PDPs segment for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		Percentage	For the Nine Months Ended September 30,		Percentage
	2019	2018	Change	2019	2018	Change
Medicare PDPs:	(Dollars in millions)			(Dollars in millions)
Premium revenue	$241.2	$182.3	32.3%	$789.3	$642.2	22.9%
Medical benefits expense	182.7	115.1	58.7%	651.7	491.1	32.7%
ACA industry fee	—	4.6	NM	—	13.7	NM
Gross margin	$58.5	$62.6	(6.5)%	$137.6	$137.4	0.1%
MBR	75.7%	63.1%	12.6%	82.6%	76.5%	6.1%
Membership	1,697,000	1,056,000	60.7%

As reflected in the table above, Medicare PDPs premium revenue, medical benefits expense and MBR increased for the three and nine months ended September 30, 2019, compared with the same periods in 2018. The increases in premium revenue and medical benefits expense were primarily a result of growth from our new enhanced product offering in 2019. The increase in Medicare PDP MBR was primarily a result of our 2019 bid position, partially offset by the performance of the new enhanced product offering in 2019 and continued performance in pharmacy execution.

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

We refer collectively to the cash, cash equivalents and investment balances maintained by our regulated subsidiaries as "regulated cash and investments." Our regulated subsidiaries generally receive premiums in advance of payments of claims for medical and other health care services; however, regulated cash and investments can fluctuate significantly in a particular period depending on the timing of receipts for premiums from our government partners. Our unrestricted regulated cash and investments were $5.3 billion as of September 30, 2019, an approximate $0.5 billion increase from $4.8 billion at December 31, 2018, due primarily to earnings from operations and contributions received from the parent and non-regulated subsidiaries, partially offset by dividends paid to the unregulated subsidiaries.

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

Unregulated cash, cash equivalents and investments totaled approximately $433.9 million as of September 30, 2019, a decrease of approximately $82.1 million from $516.0 million as of December 31, 2018. The decrease is primarily due to capital contributions to our regulated subsidiaries, a net reduction in borrowings outstanding under our Revolving Credit Facility, and the semi-annual interest payment for our 2026 Notes and 2025 Notes, partially offset by dividends from certain of our regulated subsidiaries.

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

Cash Flow Activities

Our cash flows are summarized as follows:

	For the Nine Months Ended September 30,
	2019	2018
	(In millions)
Net cash provided by operating activities	$907.6	$198.0
Net cash used in investing activities	(1,828.7)	(2,623.0)
Net cash (used in) provided by financing activities	(102.1)	2,534.6
(Decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	$(1,023.2)	$109.6

Cash Flows from Operating Activities

We generally receive premiums in advance of payments of claims for health care services; however, cash flows related to our operations can fluctuate significantly in a particular period depending on the timing of premium receipts from our government partners.

Net cash provided by operating activities for the nine months ended September 30, 2019 was $907.6 million, compared with $198.0 million for the same period in 2018. The increase is primarily due to the timing of Medicaid premium receivable and pharmacy rebate receivable receipts, the timing of medical claims payments and the ACA industry fee payment remitted to the IRS in September 2018.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 was $1.8 billion, compared with $2.6 billion for the same period in 2018. The decrease was primarily due to the September 2018 acquisition of Meridian, partially offset by higher purchases of investments during the nine months ended September 30, 2019.

Cash Flows from Financing Activities

Cash flows from financing activities are primarily affected by net funds received or paid for the benefit of members of our MA and PDP plans, as well as debt-related activity and taxes withheld at the end of the vesting period for our equity-compensation awards. Cash used in financing activities for the nine months ended September 30, 2019 was $102.1 million, compared with cash provided by financing activities of $2.5 billion for the same period in 2018, primarily driven by the following:

•	Net proceeds of approximately $1.3 billion from the issuance of 5,207,547 shares of our common stock during August 2018;

•
Net payments of $100.0 million on borrowings outstanding under our Revolving Credit Facility during the nine months ended September 30, 2019, compared with net proceeds of $935.3 million resulting from debt transactions executed during the nine months ended September 30, 2018. The 2018 debt transactions include net proceeds of $739.0 million from the issuance of our 2026 Notes in August 2018 and net borrowings on our Revolving Credit Facility of $196.3 million during the third quarter of 2018;

•
Net funds received for the benefit of members of approximately $25.9 million for the nine months ended September 30, 2019, compared with $250.8 million during the same period in 2018. The year-over-year decrease in funds received was primarily the result of the payments remitted to CMS in June 2019 to settle outstanding liabilities for certain terminated contracts relating to the 2016 Part D plan year.

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

During the nine months ended September 30, 2019, we made net repayments of $100.0 million on the outstanding balance under our Revolving Credit Facility and, as a result, there was $100.0 million outstanding as of September 30, 2019. Additionally, we were in compliance with all covenants under the 2026 Notes, the 2025 Notes and the Amended and Restated Credit Agreement as of September 30, 2019. For additional information on our long-term debt, see Note 10 - Debt in the consolidated financial statements included in our 2018 Form 10-K.

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
Regulatory Capital and Dividend Restrictions

Each of our HMO and insurance subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulation. Such statutes, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions, loans or advances that may be paid to us as the sole stockholder. To the extent our HMO and insurance subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement, or net assets, for these subsidiaries was approximately $1.7 billion and $1.6 billion at September 30, 2019 and December 31, 2018, respectively. Our HMO and insurance subsidiaries were in compliance with these minimum capital requirements.

Under applicable regulatory requirements at September 30, 2019, the amount of dividends that may be paid through the remainder of 2019 by our HMO and insurance subsidiaries without prior approval by regulatory authorities was approximately $173.7 million in the aggregate. We received $462.1 million in dividends from our regulated subsidiaries during the nine months ended September 30, 2019, $255.0 million of which required prior regulatory approval.

For additional information on regulatory requirements, see Note 16 – Regulatory Capital and Dividend Restrictions to the consolidated financial statements included in our 2018 Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in our critical accounting estimates during the nine months ended September 30, 2019 from those previously disclosed in Part II – Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates in our 2018 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Investment Return Market Risk

As of September 30, 2019, we had cash and cash equivalents of $2.6 billion, investments classified as current assets of $1.1 billion, long-term investments of $2.1 billion and restricted investments on deposit for licensure of $0.3 billion. The short-term investments classified as current assets consist of highly liquid securities with maturities between three and twelve months that are considered available for sale. Restricted assets consist of cash and cash equivalents and U.S. Treasury instruments deposited or pledged to state agencies in accordance with state rules and regulations. These restricted assets are classified as long term regardless of the contractual maturity date due to the nature of the states' requirements. The investments classified as long term are subject to interest rate risk and will decrease in value if market rates increase. Because of their contractual maturity dates, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market rates at September 30, 2019, the fair value of our fixed income investments would decrease by approximately $51.2 million. Similarly, a 1% decrease in market interest rates at September 30, 2019 would increase the fair value of our investments by approximately $51.1 million.

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

Changes in Internal Control over Financial Reporting

On September 1, 2018, we acquired Meridian Health Plan of Michigan, Inc., Meridian Health Plan of Illinois, Inc. and MeridianRx, LLC, a pharmacy benefit manager (collectively "Meridian"), which is included in the 2019 consolidated financial statements and constituted 12.8% of total consolidated assets as of September 30, 2019 and 21.9% and 21.6% of total consolidated revenues for the three and nine months ended September 30, 2019, respectively. Refer to Note 2 - Centene Plan of Merger, Proposed Divestitures and Completed Acquisitions of this 2019 Form 10-Q for further discussion of the Meridian acquisition.

We continue to integrate, implement, modify and evaluate processes, information technology systems and other components of internal control over financial reporting resulting from the acquisition of Meridian and such evaluation will be reported in management’s annual assessment of internal control over financial reporting in our 2019 Annual Report on Form 10-K.

Excluding Meridian, there has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On July 1, 2019, the plaintiffs in Stein v. WellCare and Kent v. WellCare filed notices of voluntary dismissal. On September 24, 2019, the plaintiff in Clark v. WellCare filed a notice of voluntary dismissal. On October 8, 2019, the plaintiff in Seabaugh v. WellCare filed a notice of voluntary dismissal.
An adverse judgment in any lawsuits arising out of or relating to the Merger Agreement, the Proxy Statement and/or the Centene Transaction could result in monetary damages, which could have a negative impact on our and Centene’s respective liquidity and financial condition. One of the conditions to completion of the Centene Transaction is the absence of any applicable injunction or other order being in effect that prohibits completion of the Centene Transaction. Accordingly, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Centene Transaction, then that injunction may delay or prevent the Centene Transaction from being completed, or from being completed within the expected timeframe, which may adversely affect our business, financial position and results of operation.
We derive a significant portion of our cash flow and gross margin from our PDP operations, for which we submit annual bids for participation. The results of our bids could materially affect our results of operations, financial condition and cash flows.

A significant portion of our PDP membership is obtained from the auto-assignment of beneficiaries in CMS-designated regions where our PDP premium bids are below benchmarks of other plans’ bids. In general, our premium bids are based on assumptions regarding PDP membership, utilization, drug costs, drug rebates and other factors for each region. Our 2020 PDP bids resulted in 32 of 34 CMS regions in which we were below the benchmarks, and within the de minimis range in two other regions, compared with our 2019 PDP bids in which we were below the benchmarks in 21 of the 34 CMS regions, and within the de minimis range in ten other regions. For those regions in which we are within the de minimis range, we will not be eligible to have new members auto-assigned to us, but we will not lose our existing auto-assigned membership.

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

If we are unable to consummate the acquisitions we pursue, our ongoing business may be materially and adversely affected and, without realizing any of the benefits that we could have realized had the acquisition been completed, we will be subject to a number of risks, including the following:

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

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibits are incorporated herein by reference or are filed with this report as set forth in the Exhibit Index.

EXHIBIT INDEX

INCORPORATED BY REFERENCE
Exhibit Number	Description	Form	Filing Date with SEC	Exhibit Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 †
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 †
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document ††
101.SCH	XBRL Taxonomy Extension Schema Document ††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ††
101.LAB	XBRL Taxonomy Extension Label Linkbase Document ††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ††
104	Cover Page Interactive Data File - formatted as inline XBRL and contained in Exhibit 101 ††
* Denotes a management contract or compensatory plan, contract or arrangement
† Filed herewith.
†† Furnished herewith and not filed for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 30, 2019.

WELLCARE HEALTH PLANS, INC.
By:	/s/ Andrew L. Asher
Andrew L. Asher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Michael Troy Meyer
Michael Troy Meyer
Vice President and Chief Accounting Officer (Principal Accounting Officer)